Form 10-Q
period 2010-06-30
CENTURY NEXT FINANCIAL Corp
filed 2010-09-22
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 333-167589

Century Next Financial Corporation
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	27-2851432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 North Vienna Street Ruston, Louisiana	71270
(Address of Principal Executive Offices)	(Zip Code)

(318) 255-3733
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [   ]  Yes   [X]   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [   ]  Yes   [   ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 22, 2010, no shares of the Registrant’s common stock were issued and outstanding.*
____________
*    The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on August 11, 2010.

Bank of Ruston
Form 10-Q

BANK OF RUSTON

BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2010	2009

Cash and cash equivalents	$6,431	$4,674
Investment and mortgage-backed securities	6,571	7,258
Federal Home Loan Bank stock	280	280
Loans (includes loans held for sale of $2,772 and $761), less allowance for loan losses of $182 and $176	70,763	66,998
Accrued interest receivable:
Loans	325	308
Securities	27	28
Premises and equipment, net of accumulated depreciation of $1,391 and $1,313	3,791	3,885
Foreclosed real estate	-	-
Other assets	2,528	2,444

Total assets	$90,716	$85,875

LIABILITIES AND RETAINED EARNINGS

Liabilities:
Deposits
Savings and demand	$36,224	$31,659
Time	44,088	44,284
Total deposits	80,312	75,943

Advances from borrowers for insurance and taxes	44	21
FHLB advances	-	-
Securities sold under agreements to repurchase	905	907
Accrued interest payable	19	21
Other liabilities	639	506
Total liabilities	81,919	77,399

Retained earnings:
Retained earnings	8,700	8,407
Accumulated other comprehensive income, net of taxes of $50 and $35	97	69
Total equity	8,797	8,476

Total liabilities and retained earnings	$90,716	$85,875

The accompanying notes are an integral part of the financial statements.

BANK OF RUSTON

STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
First mortgage loans	$168	$190	$342	$387
Consumer and other loans	923	829	1,817	1,648
Investment securities	49	52	100	117
Other	-	-	1	1
Total interest income	1,140	1,071	2,260	2,153

Interest expense:
Savings and interest-bearing demand deposits	37	55	68	109
Time deposits	222	266	456	551
Other borrowings	2	1	4	2
Total interest expense	261	322	528	662

Net interest income	879	749	1,732	1,491
Provision for loan losses	2	4	2	6

Net interest income after provision for loan losses	877	745	1,730	1,485

Noninterest income:
Service charges	50	51	90	98
Loan fees	134	140	197	238
Gain on sale of foreclosed real estate	-	-	3	-
Gain on cash value of life insurance	9	5	17	10
Gain on sale of fixed assets	-	-	53	-
Other operating income	17	13	26	24
Total noninterest income	210	209	386	370

Noninterest expense
Salaries and benefits	504	466	1,011	926
Occupancy expense	90	93	192	166
Expense of foreclosed real estate	-	-	1	2
FDIC deposit insurance	27	60	52	69
Other operating expense	227	182	420	364
Total noninterest expense	848	801	1,676	1,527

Income before income taxes	239	153	440	328
Income taxes	86	59	147	119
Net income	$153	$94	$293	$209

The accompanying notes are an integral part of the financial statements.

BANK OF RUSTON

STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income	Equity

Balance at December 31, 2008	$7,942	$16	$7,959
Net income	209	-	209
Unrealized gain on securities available for sale, net of taxes of $11	-	22	22
Comprehensive income			231

Balance at June 30, 2009	$8,151	$38	$8,189

Balance at December 31, 2009	$8,407	$69	$8,476
Net income	293	-	293
Unrealized gain on securities available for sale, net of taxes of $15	-	28	28
Comprehensive income			321

Balance at June 30, 2010	$8,700	$97	$8,797

The accompanying notes are an integral part of the financial statements.

BANK OF RUSTON

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Six Months Ended June 30,
		2010	2009
	Cash flows from operating activities:
Net income		$293	$209
	Adjustments to reconcile net income to net cash used by operating activities:
	Provision for loan losses	2	6
	Depreciation	97	83
	Gain on sale of foreclosed real estate	(3)	-
	Gain on sale of fixed assets	(53)	-
	Net increase in loans held for sale	(2,010)	(686)
	Increase in accrued interest receivable	(15)	(13)
	Decrease in accrued interest payable	(2)	(18)
	(Increase) decrease in other assets	(84)	11
	Increase in other liabilities	133	64
	Total adjustments	(1,935)	(553)
	Net cash used by operating activities	(1,642)	(344)

	Cash flows from investing activities:
	Proceeds from sales and maturities of investment securities	713	1,783
	Purchase of investment securities	-	(1,044)
	Net redemption (purchase) of Federal Home Loan Bank stock	(1)	-
	Proceeds from sale of foreclosed real estate	4	-
	Proceeds from sale of fixed assets	150	-
	Purchase of premises and equipment, net	(100)	(371)
	Net increase in loans	(1,755)	(3,104)
	Net cash used by investing activities	(989)	(2,736)

	Cash flows from financing activities:
	Net increase in savings and demand deposits	4,565	273
	Net increase (decrease) in time deposits	(197)	1,448
	Increase in advances from borrowers for insurance and taxes	23	38
	Repayments of FHLB advances	-	(53)
	Net decrease in securities sold under agreements to repurchase	(2)	-
	Net cash provided by financing activities	4,388	1,706

	Net increase (decrease) in cash and cash equivalents	1,757	(1,374)

	Cash and cash equivalents at beginning of year	4,674	3,515

	Cash and cash equivalents at end of year	$6,431	$2,141

	Supplementary cash flow information:
Cash paid:	Interest	$530	$680
	Income Taxes	$-	$115

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Century Next Financial Corporation, a Louisiana Corporation (the “Company”), was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion is expected to be completed in late September or early October 2010, at which time the Company will become the holding company for the Bank, with the Company owning all of the to-be issued and outstanding shares of the Bank’s common stock, and shares of the Company’s common stock will be issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on June 17, 2010 (File No. 333-167589), which was declared effective by the SEC on August 11, 2010. The registrant is in organization, has engaged in no operations to date and has not issued any shares of stock. Accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of Bank of Ruston for the year ended December 31, 2009 included in the Company’s registration statement on Form S-1 (File No. 333-167589).

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.  Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Note 2 – Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the ASC for the issuance of FASB Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities Exchange Committee (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of the effective date of this Statement, September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC is no longer authoritative.  This Statement became effective for the Bank’s financial statements beginning in the interim period ended September 30, 2009.

In April 2009, the FASB issued guidance under ASC Topic 825.  The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance was adopted for interim reporting periods ending after June 15, 2009.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts.  Instead, it now issues Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the ASC carries the same level of authority, effectively superseding SFAS 162.  In other words, the GAAP hierarchy has been modified to include only two levels of GAAP:  authoritative and non-authoritative.  As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy.  The adoption of the ASC and ASU 2009-01 did not have any effect on the Bank’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the ASC.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

Note 3 – Investment Securities

The following table summarizes investment activities (in thousands) for the period ending June 30, 2010:

June 30, 2010
	Held to	Available
	Maturity	for Sale
Purchases of securities	-	-

Maturities of securities	20	694

Note 4 – Loans

Loans (in thousands) at June 30, 2010 consist of the following:

June 30,
2010
Held for sale (one-four family)	2,772
Residential real estate (one-four family)	35,958
Commercial real estate and lines of credit	13,137
Multifamily real estate	2,245
Land	5,684
Residential construction	1,036
Commercial business	4,310
Home equity lines of credit	1,853
Consumer non-real estate	3,920
Overdrafts	30
70,945
Allowance for loan losses	(182)
70,763

Changes in the allowance for loan losses (in thousands) are summarized as follows:

June 30,
2010
Beginning balance	176
Provision for loan losses	2
Loans charged off	-
Recoveries	4
Ending balance	182

Loans on which the accrual of interest has been discontinued amounted to approximately $357,000 at June 30, 2010.  Had nonaccrual loans been current during the year per their original terms, interest income would have increased by approximately $16,000 for the six months ended June 30, 2010.  Impaired loans at June 30, 2010 are not significant.

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At June 30, 2010, loans sold (in thousands) for which the Bank is contingently liable to repurchase amounted to approximately $5,274.  The Bank also is committed to sell loans (in thousands) approximating $2,094, at June 30, 2010.

Note 5 – Regulatory Capital

As of June 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		Required For Capital Adequacy Purposes:		Required To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010
Total capital (to Risk Weighted Assets)	8,845	13.95%	5,072	8.0%	6,340	10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	8,700	13.72%	2,536	4.0%	3,804	6.0%
Core (Tier 1) Capital (to Total Assets)	8,700	9.57%	3,637	4.0%	4,546	5.0%
Tangible Capital (to Total Assets)	8,700	9.57%	1,364	1.5%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at June 30, 2010 (dollars in thousands).

June 30, 2010
GAAP equity	8,700
Allowance for loan losses	145
Total capital	8,845

Note 6 – Deposits

Deposits (in thousands) at June 30, 2010 are summarized as follows:

	June 30, 2010
		Weighted
		Average
	Amount	Rate
Savings and Demand
Noninterest bearing accounts	$7,330	--
Interest bearing checking	15,537	0.40%
Savings accounts	7,476	0.40%
Money market	5,881	1.00%
	$36,224

Note 6 – Deposits (Continued)

	June 30, 2010
		Weighted
		Average
	Amount	Rate
Time Deposits
0.00% to 0.99%	$982	0.80%
1.00% to 1.99%	20,426	1.52%
2.00% to 2.99%	17,926	2.28%
3.00% to 3.99%	4,598	3.31%
4.00% to 4.99%	156	4.00%

Total time deposits	$44,088	1.94%

Scheduled maturities of time deposits, excluding IRA accounts, at June 30, 2010 are as follows:

2011	$10,921
2012	749
Thereafter	130
$11,800

Time deposits of $100,000 or more amounted (in thousands) to approximately $17,745, including IRA accounts, at June 30, 2010.

Note 7 – Fair Value Measurements

Accounting standards in the United States of America establish a framework for using fair value to measure assets and liabilities, and define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price).

Under these standards, a fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.  Required disclosures stratify balance sheet accounts measured at fair value based on inputs the Bank uses to derive fair value measurements.  These strata include:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume).

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Note 7 – Fair Value Measurements (Continued)

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Bank-specific data.  These unobservable assumptions reflect the Bank’s own estimates for assumptions that market participants would use in pricing the asset or liability.  Valuation techniques typically include option pricing models, discounted cash flow models, and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Items Measured at Fair Value on a Recurring Basis
For the Bank, the only items recorded at fair value on a recurring basis are securities available for sale.  These securities consist primarily of mortgage-backed (including Agency) securities.  When available, the Bank uses quoted market prices of identical assets on active exchanges (Level 1 measurements).  Where such quoted market prices are not available, the Bank typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities (Level 2 measurements).  Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, including projections of future cash flows, loss assumptions, and discount rates.

The following table presents financial assets and liabilities (in thousands) measured at fair value on a recurring basis at June 30, 2010:

				Estimated
	Level 1	Level 2	Level 3	Fair Value
June 30, 2010
Securities available for sale:
FHLB certificates	-	2,724	-	2,724
GNMA certificates	-	15	-	15
FHLMC certificates	-	1,026	-	1,026
FNMA certificates	-	1,866	-	1,866
FNR certificates	-	431	-	431
SBA pools	-	8	-	8
Muni’s	-	348	-	348
Equity securities	-	2	-	2
	-	6,420	-	6,420

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Bank of Ruston from December 31, 2009 to June 30, 2010 and on its results of operations during the second quarters of 2010 and 2009 and during the six-month periods through June 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s prospectus, dated August 11, 2010 (SEC File No. 333-167589).

Critical Accounting Policies

In reviewing and understanding financial information for Bank of Ruston, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of Bank of Ruston conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The allowance for loan losses is comprised of specific allowances and a general allowance.  Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Our allowance levels may be impacted by changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

Other-Than-Temporary Impairment. We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  Inherent in this analysis is a certain amount of imprecision in the judgment used by management.

We recognize credit-related other-than-temporary impairment on debt securities in earnings while noncredit-related other-than-temporary impairment on debt securities not expected to be sold is recognized in accumulated other comprehensive income. We assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. We may bifurcate the other-than-temporary impairment on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for other-than-temporary impairment by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related other-than-temporary impairment exists on corporate debt securities.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  Realizing our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Bank of Ruston's total assets increased by $4.8 million, or 5.6%, to $90.7 million at June 30, 2010, compared to $85.9 million at December 31, 2009.  During the first six months of 2010, the largest increase in our assets was in loans receivable, net, which increased $3.8 million, or 5.6%.  Cash and cash equivalents increased $1.8 million, or 37.6%, at June 30, 2010 due in part to an increase in savings and demand deposits.  The largest decrease was in investment and mortgage-backed securities, which decreased $687,000, or 9.5%, at June 30, 2010 compared to December 31, 2009.  Premises and equipment, net, decreased $94,000 or 2.4%, for the periods.

Loans receivable, net, increased by $3.8 million, or 5.6%, to $70.8 million at June 30, 2010 compared to $67.0 million at December 31, 2009.  During the first six months of 2010 our total loan originations amounted to $35.4 million, loan principal payments were $21.6 million and loan sales were $10.0 million.  The increase in loans receivable, net, was primarily due to increases in one-to four-family residential loans of $2.6 million, land loans of $1.4 million, commercial real estate and lines of credit of $467,000 and $156,000 in home equity lines of credit.   Such increases were partially offset by decreases of $417,000 in consumer loans, $329,000 in residential construction loans and $126,000 in commercial business loans.

Investment and mortgage-backed securities amounted to $6.6 million at June 30, 2010 compared to $7.3 million at December 31, 2009, a decrease of $687,000 or 9.5%. The decrease in investment and mortgage-backed securities at June 30, 2010 was due to maturities and paydowns received during the six-month period.

Total liabilities increased $4.5 million, or 5.8%, to $81.9 million at June 30, 2010, compared to $77.4 million at December 31, 2009.  Deposits increased by $4.4 million, or 5.8%, to $80.3 million at June 30, 2010, compared to $75.9 million at December 31, 2009, which reflected normal deposit inflows during the period.  We did not hold any Federal Home Loan Bank advances at June 30, 2010 or December 31, 2009 as we implemented our strategy to manage interest rate risk by paying down higher cost borrowings.

Total equity amounted to $8.8 million at June 30, 2010 compared to $8.5 million at December 31, 2009, an increase of $321,000 or 3.8%.  The reason for the increase in our total equity was net income of $293,000 for the first six months of 2010 and an increase in accumulated other comprehensive income of $28,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

Our net income was $153,000 for the three months ended June 30, 2010, a $59,000, or 62.8%, increase over net income of $94,000 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, our net income was $293,000, an increase of $84,000 over net income of $209,000 for the six months ended June 30, 2009.  Our average interest rate spread improved by 18 basis points to 4.07% for the three months ended June 30, 2010 over the second quarter of 2009, while our net interest margin increased 10 basis points to 4.23% in the second quarter of 2010 compared to the second quarter of 2009.  For the six months ended June 30, 2010, our average interest rate spread was 4.11% and our net interest margin was 4.27%, compared to 3.91% and 4.15%, respectively, for the first six months of 2009.

Our total interest income was $1.14 million for the three months ended June 30, 2010, compared to $1.07 million for the three months ended June 30, 2009, a $69,000, or 6.4%, increase.  For the six months ended June 30, 2010, our total interest income was $2.26 million, a $107,000, or 5.0%, increase over $2.15 million of total interest income for the first six months of 2009.  The increases in interest income in the three- and six-month periods ended June 30, 2010 over the comparable periods in 2009 were due to increases in the average balances of our interest-earnings assets, particularly loans and available-for-sale investment securities, which more than offset decreases in the average yields earned.

Our total interest expense was $261,000 for the three months ended June 30, 2010, a decrease of $61,000, or 18.9%, compared to $322,000 of interest expense during the second quarter of 2009.  For the six months ended June 30, 2010, our total interest expense was $528,000, a $134,000, or 20.2%, decrease over $662,000 of total interest expense for the first six months of 2009.  The average rate paid on our interest-bearing liabilities decreased by 61 basis points to 1.41% in the quarter ended June 30, 2010 compared to 2.02% in the quarter ended June 30, 2009.  For the six months ended June 30, 2010, the average rate paid on interest-bearing liabilities was 1.46% compared to 2.08% for the first six months of 2009.

Our provision for loan losses amounted to $2,000 for the quarter ended June 30, 2010, compared to $4,000 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, our provision for loan losses was $2,000, compared to $6,000 for the first six months of 2009. Our loans receivable, net, increased by $323,000 during the quarter ended June 30, 2010, which included $2.6 million in loan originations, offset by sales and repayments of loans.  At June 30, 2010, our allowance for loan losses amounted to $182,000, or 0.26% of net loans receivable.  Our total non-performing loans amounted to $319,000 at June 30, 2010, compared to $248,000 at December 31, 2009.  At June 30, 2010, our allowance for loan losses amounted to 57.05% of total non-performing loans.  Net charge-offs (recoveries) of loans amounted to $(2,000) during the first half of 2010.

Our total non-interest income amounted to $210,000 for the quarter ended June 30, 2010 compared to $209,000 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, our non-interest income increased by $16,000 to $386,000 compared to $370,000 for the first half of 2009. The primary reason for the increase during the six month period was a $53,000 gain on sale of fixed assets as a result of the sale of excess land at the site of our new branch office in the first quarter of 2010, which was partially offset by a decrease in fees and service charges of $48,000.

Our total non-interest expense increased by $47,000 to $848,000 for the three months ended June 30, 2010, compared to $801,000 for the three months ended June 30, 2009.  The primary reason for the increase in non-interest expense was an increase in compensation expense by $38,000 to $504,000 for the three months ended June 30, 2010 compared to $466,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, total non-interest expense increased by $150,000 to $1.7 million compared to $1.5 million for the first six months of 2009.  The primary reasons for the increase in non-interest expense were increases in compensation costs and occupancy expense. The number of our full-time equivalent employees increased to 33 at June 30, 2010 compared to 30 at June 30, 2009.  Our occupancy expense increased by $25,000 in the first half of 2010 compared to the first half of 2009, primarily reflecting the addition of our branch office in February 2009 as well as increased maintenance expense.

Income tax expense for the three months ended June 30, 2010 amounted to $86,000, an increase of $27,000 compared to the quarter ended June 30, 2009. For the six months ended June 30, 2010, income tax expense amounted to $147,000, an increase of $28,000 compared to the first six months of 2009.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$69,723	$1,091	6.26%	$63,916	$1,019	6.38%
Investment securities	6,757	49	2.90%	6,252	52	3.33%
Other interest-earning assets	6,724	-	-	2,287	-	-
Total interest-earning assets	83,204	1,140	5.48%	72,455	1,071	5.91%
Non-interest-earning assets	7,712			7,264
Total assets	$90,916			$79,719

Interest-bearing liabilities:
Savings, NOW and money market accounts	29,914	37	0.49%	25,599	55	0.86%
Certificates of deposit	43,150	222	2.06%	38,207	266	2.78%
Total interest-bearing deposits	73,064	259	1.42%	63,806	321	2.01%
Other borrowings	1,010	2	0.79%	92	1	4.35%
Total interest-bearing liabilities	74,074	261	1.41%	63,898	322	2.02%
Non-interest-bearing liabilities	8,022			7,586
Total liabilities	82,096			71,484
Retained earnings	8,820			8,235
Total liabilities and retained earnings	$90,916			$79,719
Net interest-earning assets	$9,130			$8,557
Net interest income; average interest rate spread		$879	4.07%		$749	3.89%
Net interest margin(2)			4.23%			4.13%
Average interest-earning assets to average interest-bearing liabilities			112.33%			113.39%

__________________________

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$68,941	$2,159	6.26%	$63,303	$2,035	6.43%
Investment securities	6,939	100	2.88%	6,431	117	3.64%
Other interest-earning assets	5,306	1	0.04%	2,191	1	0.09%
Total interest-earning assets	81,186	2,260	5.57%	71,925	2,153	5.99%
Non-interest-earning assets	7,686			6,452
Total assets	$88,872			$78,377

Interest-bearing liabilities:
Savings, NOW and money market accounts	27,574	68	0.49%	25,609	109	0.85%
Certificates of deposit	44,055	456	2.07%	37,852	551	2.91%
Total interest-bearing deposits	71,629	524	1.46%	63,461	660	2.08%
Other borrowings	917	4	0.87%	184	2	2.17%
Total interest-bearing liabilities	72,546	528	1.46%	63,645	662	2.08%
Non-interest-bearing liabilities	7,594			6,550
Total liabilities	80,140			70,195
Retained earnings	8,732			8,182
Total liabilities and retained earnings	$88,872			$78,377
Net interest-earning assets	$8,640			$8,280
Net interest income; average interest rate spread		$1,732	4.11%		$1,491	3.91%
Net interest margin(2)			4.27%			4.15%
Average interest-earning assets to average interest-bearing liabilities			111.91%			113.01%

________________________

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The allowance for loan losses is comprised of specific allowances and a general allowance.

Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

During the three months ended June 30, 2010, we made a provision of $2,000, compared to a provision of $4,000 for the quarter ended June 30, 2009.  To the best of management's knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

Bank of Ruston maintains levels of liquid assets deemed adequate by management.  Bank of Ruston adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Bank of Ruston also adjusts liquidity as appropriate to meet asset and liability management objectives.

Bank of Ruston's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Bank of Ruston sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Bank of Ruston invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Bank of Ruston's cash and cash equivalents amounted to $6.4 million at June 30, 2010.

A significant portion of Bank of Ruston's liquidity consists of non-interest earning deposits.  Bank of Ruston's primary sources of cash are principal repayments on loans and increases in deposit accounts.  If Bank of Ruston requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2010, Bank of Ruston did not have any advances from the Federal Home Loan Bank of Dallas and had $33.9 million in borrowing capacity. Additionally, at June 30, 2010, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $2.5 million. There were no amounts purchased under this agreement as of June 30, 2010.

At June 30, 2010, Bank of Ruston had outstanding loan commitments of $719,000 to originate loans.  At June 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $36.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  Bank of Ruston intends to utilize its liquidity to fund its lending activities.

Bank of Ruston is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2010, Bank of Ruston exceeded each of its capital requirements with ratios of 9.57%, 13.72% and 13.95%, respectively.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding Bank of Ruston have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Bank of Ruston's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Bank of Ruston's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 – Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A – Risk Factors.

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION

Date: September 22, 2010	By:	/s/Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: September 22, 2010	By:	/s/G. Randall Allison
G. Randall Allison
Chief Financial Officer