Form 10-Q
period 2010-09-30
CENTURY NEXT FINANCIAL Corp
filed 2010-11-15
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-54133
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2010, 1,058,000 shares of the Registrant’s common stock were issued and outstanding.

Century Next Financial Corporation
Form 10-Q

CENTURY NEXT FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$15,151	$4,674
Investment and mortgage-backed securities	6,039	7,258
Federal Home Loan Bank stock	280	280
Loans (includes loans held for sale of $2,883 and $761), less allowance for loan losses of $207 and $176	72,787	66,998
Accrued interest receivable:
Loans	325	308
Securities	30	28
Premises and equipment, net of accumulated depreciation of $1,444 and $1,313	3,783	3,885
Foreclosed real estate	—	—
Other assets	2,365	2,444

Total assets	$100,760	$85,875

LIABILITIES AND EQUITY

Liabilities:
Deposits
Savings and demand	$37,923	$31,659
Time	41,516	44,284

Total deposits	79,439	75,943

Advances from borrowers for insurance and taxes	59	21
FHLB advances	424	—
Securities sold under agreements to repurchase	772	907
Accrued interest payable	17	21
Other liabilities	1,817	506

Total liabilities	82,528	77,399

Equity:
Preferred Stock, $.01 par value — 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value — 9,000,000 shares authorized; 1,058,000 issued; 1,058,000 outstanding	11	—
Additional Paid In Capital	9,919	—
Unearned ESOP Shares (66,704 shares)	(667)	—
Accumulated other comprehensive income, net of taxes of $48 and $35	94	69
Retained earnings	8,875	8,407

Total equity	18,232	8,476

Total liabilities and equity	$100,760	$85,875

The accompanying notes are an integral part of the financial statements.

CENTURY NEXT FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Interest income:
First mortgage loans	$156	$187	$499	$574
Consumer and other loans	983	886	2,800	2,534
Investment securities	40	46	139	163
Other	—	—	1	1

Total interest income	1,179	1,119	3,439	3.272

Interest expense:
Savings and interest-bearing demand deposits	40	56	108	165
Time deposits	211	279	667	830
Other borrowings	3	1	8	2

Total interest expense	254	336	783	997

Net interest income	925	783	2,656	2,275
Provision for loan losses	26	7	28	14

Net interest income after provision for loan losses	899	776	2,628	2,261

Noninterest income:
Service charges	43	55	133	153
Loan fees	178	106	376	344
Gain on sale of foreclosed real estate	—	—	3	—
Gain on cash value of life insurance	11	9	28	19
Gain on sale of fixed assets	—	—	53	—
Other operating income	12	101	38	125

Total noninterest income	244	271	631	641

Noninterest expense
Salaries and benefits	515	481	1,526	1,406
Occupancy expense	93	96	285	263
Expense of foreclosed real estate	—	—	1	2
FDIC deposit insurance	29	23	81	92
Other operating expense	245	198	665	562

Total noninterest expense	882	798	2,558	2,325

Income before income taxes	261	249	701	577
Income taxes	86	47	233	166

Net income	$175	$202	$468	$411

Earnings Per Common Share
Basic	$0.18	N/A	$0.47	N/A
Diluted	$0.18	N/A	$0.47	N/A
The accompanying notes are an integral part of the financial statements.

CENTURY NEXT FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Additional	Unearned	Other
	Common	Paid In	ESOP	Comprehensive	Retained	Total
	Stock	Capital	Shares	Income	Earnings	Equity

Balance at December 31, 2008	$—	$—	$—	$16	$7,942	$7,958
Net income	—	—	—	—	411	411
Unrealized gain on securities available for sale, net of taxes of $21	—	—	—	40	—	40

Comprehensive income	—	—	—	—	—	451

Balance at September 30, 2009	$—	$—	$—	$56	$8,353	$8,409

Balance at December 31, 2009	$—	$—	$—	$69	$8,407	$8,476
Net income	—	—	—	—	468	468
Unrealized gain on securities available for sale, net of taxes of $13	—	—	—	25	—	25

Comprehensive income	—	—	—	—	—	493
Issuance of Common Stock for Initial Public Offering, net of $651 conversion cost	11	9,919	—	—	—	9,930
Shares Purchased for ESOP	—	—	(667)	—	—	(667)

Balance at September 30, 2010	$11	$9,919	$(667)	$94	$8,875	$18,232

The accompanying notes are an integral part of the financial statements.

CENTURY NEXT FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$468	$411
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	28	14
Depreciation	150	135
Gain on sale of foreclosed real estate	(3)	—
Gain on sale of fixed assets	(53)	—
Net increase in loans held for sale	(2,121)	(1,174)
Increase in accrued interest receivable	(19)	(51)
Decrease in accrued interest payable	(4)	(11)
(Increase) decrease in other assets	79	(47)
Increase in other operating liabilities	362	144

Total adjustments	(1,581)	(990)

Net cash used by operating activities	(1,113)	(579)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,247	2,147
Purchase of investment securities	—	(3,054)
Net redemption (purchase) of Federal Home Loan Bank stock	(1)	—
Proceeds from sale of foreclosed real estate	4	—
Proceeds from sale of fixed assets	150	—
Purchase of premises and equipment, net	(145)	(380)
Net increase in loans	(3,699)	(4,505)

Net cash used by investing activities	(2,444)	(5,792)

Cash flows from financing activities:
Net increase in savings and demand deposits	6,264	353
Net increase (decrease) in time deposits	(2,768)	5,258
Increase in advances from borrowers for insurance and taxes	38	35
Net increase (decrease) in FHLB advances	424	(53)
Net increase (decrease) in securities sold under agreements to repurchase	(135)	1,061
Proceeds from Issuance of Common Stock	10,580	—
Net increase in Liquidation Account	949
Cost of Issuance of Common Stock	(651)	—
Loan to ESOP for purchase of stock	(667)	—

Net cash provided by financing activities	14,034	6,654

Net increase in cash and cash equivalents	10,477	283

Cash and cash equivalents at beginning of year	4,674	3,515

Cash and cash equivalents at end of year	$15,151	$3,798

Supplementary cash flow information:
Cash paid: Interest	$787	$1,009

Income Taxes	$19	$163

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements (Unaudited)
Note 1 — Basis of Presentation
Century Next Financial Corporation, a Louisiana Corporation (the “Company”), was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. Financial statements prior to the conversion, which was completed on September 30, 2010, are the financial statements of the Bank. A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received net proceeds of approximately $9.9 million, net of offering costs of approximately $651,000. The Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”).
The Bank provides a variety of financial services primarily to individual customers through its main office and one branch in Ruston, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts, interest bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans. The Bank provides services to customers in the Ruston and surrounding areas.
The Company’s operations are subject to customary business risks associated with activities of a financial institution holding company. Some of those risks include competition from other financial institutions and changes in economic conditions, interest rates and regulatory requirements.
The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results which may be expected for the year ending December 31, 2010. For further information, please review the audited financial statements of Bank of Ruston for the year ended December 31, 2009 included in the Company’s registration statement on Form S-1 (File No. 333-167589).
In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Note 2 — Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the ASC for the issuance of FASB Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Committee (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date of this Statement, September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC is no longer authoritative. This Statement became effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.
In April 2009, the FASB issued guidance under ASC Topic 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was adopted for interim reporting periods ending after June 15, 2009.
The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it now issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the ASC carries the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. The adoption of the ASC and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the ASC.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

Note 3 — Investment Securities
The following table summarizes investment activities (in thousands) for the nine month period ending September 30, 2010:

September 30, 2010
	Held to	Available
	Maturity	for Sale

Purchases of securities	—	—

Maturities of securities	27	1,220

Note 4 — Loans
Loans (in thousands) at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009

Held for sale (one- to-four family)	2,883	761
Residential real estate (one- to-four family)	35,276	35,338
Commercial real estate and lines of credit	12,547	12,670
Multifamily real estate	2,162	2,247
Land	6,789	4,292
Residential construction	611	1,365
Commercial business	5,745	4,436
Home equity lines of credit	1,061	1,697
Consumer non-real estate	5,900	4,337
Overdrafts	20	31

	72,994	67,174
Allowance for loan losses	(207)	(176)

	72,787	66,998

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	September 30,	December 31,
	2010	2009

Beginning balance	176	183
Provision for loan losses	27	16
Loans charged off	—	(24)
Recoveries	4	1

Ending balance	207	176

Note 4 — Loans (continued)
Loans on which the accrual of interest has been discontinued amounted to approximately $268,000 and $248,000 at September 30, 2010 and December 31, 2009, respectively. Had nonaccrual loans been current per their original terms, interest income would have increased by approximately $19,000 and $10,000 for the nine months ended September 30, 2010, and year ended December 31, 2009, respectively. Impaired loans at September 30, 2010 and December 31, 2009 are not significant.
The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default. At September 30, 2010, loans sold (in thousands) for which the Bank is contingently liable to repurchase amounted to approximately $6,359. The Bank also is committed to sell loans (in thousands) approximating $2,044, at September 30, 2010.
Note 5 — Regulatory Capital
As of September 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank’s actual capital amounts (in thousands) and ratios as of September 30, 2010 and December 31, 2009 are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					Required To Be Well
					Capitalized Under
			Required For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
Total capital (to Risk Weighted Assets)	14,260	21.78%	8,128	8.0%	10,160	10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	14,166	21.52%	4,064	4.0%	6,096	6.0%
Core (Tier 1) Capital (to Total Assets)	14,166	13.94%	4,064	4.0%	5,080	5.0%
Tangible Capital (to Total Assets)	14,166	13.94%	1,524	1.5%	N/A	N/A

As of December 31, 2009
Total capital (to Risk Weighted Assets)	8,580	13.93%	4,927	8.0%	6,159	10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	8,407	13.65%	N/A	N/A	3,695	6.0%
Core (Tier I) Capital (to Total Assets)	8,407	9.79%	3,434	4.0%	4,293	5.0%
Tangible Capital (to Total Assets)	8,407	9.79%	1,288	1.5%	N/A	N/A
The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at September 30, 2010 and December 31, 2009 (dollars in thousands).

	September 30, 2010	December 31, 2009
GAAP equity	14,930	8,476
Allowance for loan losses/other	(670)	104

Total capital	14,260	8,580

Note 6 — Deposits
Deposits (in thousands) at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Savings and Demand
Noninterest bearing accounts	$7,628	—	7,065	—
Interest bearing checking	15,378	0.40%	13,919	0.40%
Savings accounts	7,210	0.40%	6,716	0.40%
Money market	7,707	1.00%	3,959	1.00%

	$37,923		31,659

Time Deposits
0.00% to 0.99%	$2,016	0.64%	$—	—
1.00% to 1.99%	23,365	1.47%	14,958	1.62%
2.00% to 2.99%	12,142	2.34%	17,294	2.19%
3.00% to 3.99%	3,835	3.34%	11,557	3.26%
4.00% to 4.99%	158	4.00%	475	4.16%

Total time deposits	$41,516		$44,284

Total deposits	$79,439		$75,943

Scheduled maturities of time deposits, excluding IRA accounts, at September 30, 2010 are as follows:

2011	$18,896
2012	1,635
Thereafter	130

$20,661

Time deposits of $100,000 or more amounted (in thousands) to approximately $16,813, including IRA accounts, at September 30, 2010.
Note 7 — Fair Value Measurements
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

Note 7 — Fair Value Measurements (Continued)
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
The following table presents financial assets and liabilities (in thousands) measured at fair value on a recurring basis at September 30, 2010:

				Estimated
	Level 1	Level 2	Level 3	Fair Value
September 30, 2010
Securities available for sale:
FHLB certificates	—	2,567	—	2,567
GNMA certificates	—	15	—	15
FHLMC certificates	—	1,019	—	1,019
FNMA certificates	—	1,585	—	1,585
FNR certificates	—	389	—	389
SBA pools	—	8	—	8
Muni’s	—	313	—	313

	—	5,896	—	5,896

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell. Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements). The Bank held no foreclosed real estate at September 30, 2010.

Note 8 — Mutual to Stock Conversion
On September 30, 2010, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Century Next Financial Corporation and the Company completed an initial public offering in which it issued 1,058,000 shares of its common stock for a total of $10,580,000 in gross offering proceeds. In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.
In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2009 to September 30, 2010 and on its results of operations during the third quarters of 2010 and 2009 and during the nine-month periods through September 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s prospectus, dated August 11, 2010 (SEC File No. 333-167589).
General
The Company was formed by the Bank in June 2010, in connection with the Bank’s conversion from a mutual to a stock form savings bank (the “Conversion”) completed on September 30, 2010. The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the Conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Policies
In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is comprised of specific allowances and a general allowance. Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
Our allowance levels may be impacted by changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.
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
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
The Company’s total assets increased by $14.9 million, or 17.3%, to $100.8 million at September 30, 2010, compared to $85.9 million at December 31, 2009. During the nine months ended September 30, 2010, the largest increase in our assets was in cash and cash equivalents, which increased $10.5 million, or 224.2%, due primarily to the issuance of common stock. Loans receivable, net, increased $5.8 million, or 8.6%, at September 30, 2010. The largest decrease was in investment and mortgage-backed securities, which decreased $1.2 million, or 16.8%, at September 30, 2010 compared to December 31, 2009. Premises and equipment, net, decreased $102,000 or 2.6%, for the periods.
Loans receivable, net, increased by $5.8 million, or 8.6%, to $72.8 million at September 30, 2010 compared to $67.0 million at December 31, 2009. During the nine months ended September 30, 2010 our total loan originations amounted to $59.2 million, loan principal payments were $35.4 million and loan sales were $18.1 million. The increase in loans receivable, net, was primarily due to increases in land loans of $2.5 million, commercial business loans of $1.3 million, consumer non-real estate loans of $1.6 million, and one- to-four family loans held for sale of $2.1 million. Such increases were partially offset by decreases of $123,000 in commercial real estate and lines of credit, $754,000 in residential construction loans and $636,000 in home equity lines of credit.
Investment and mortgage-backed securities amounted to $6.0 million at September 30, 2010 compared to $7.2 million at December 31, 2009, a decrease of $1.2 million or 16.7%. The decrease in investment and mortgage-backed securities at September 30, 2010 was due to maturities and paydowns received during the nine-month period.

Total liabilities increased $5.1 million, or 6.6%, to $82.5 million at September 30, 2010, compared to $77.4 million at December 31, 2009. Deposits increased by $3.5 million, or 4.6%, to $79.4 million at September 30, 2010, compared to $75.9 million at December 31, 2009, which reflected normal deposit inflows during the period. Federal Home Loan Bank advances were $424,000 at September 30, 2010. We did not hold any Federal Home Loan Bank advances at December 31, 2009.
Total equity amounted to $18.2 million at September 30, 2010 compared to $8.5 million at December 31, 2009, an increase of $9.7 million or 114.1%. The increase in total equity was due primarily to the net proceeds of $9.9 million from the issuance of common stock, plus net income of $468,000, with a partial offset of $667,000 for the purchase of common stock for the ESOP.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009
Our net income was $175,000 for the three months ended September 30, 2010, a $27,000, or 13.4%, decrease over net income of $202,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, our net income was $468,000, an increase of $57,000, or 13.9%, over net income of $411,000 for the nine months ended September 30, 2009. Our average interest rate spread improved by 20 basis points to 4.16% for the three months ended September 30, 2010 over the third quarter of 2009, while our net interest margin increased 17 basis points to 4.34% in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, our average interest rate spread was 4.13% and our net interest margin was 4.29%, compared to 3.88% and 4.12%, respectively, for the nine months ended September 30, 2009.
Our total interest income was $1.18 million for the three months ended September 30, 2010, compared to $1.12 million for the three months ended September 30, 2009, a $60,000, or 5.36%, increase. For the nine months ended September 30, 2010, our total interest income was $3.44 million, a $167,000, or 5.1%, increase over $3.27 million of total interest income for the nine months ended September 30, 2009. The increases in interest income in the three- and nine-month periods ended September 30, 2010 over the comparable periods in 2009 were due to increases in the average balances of our interest-earnings assets, particularly loans and other interest-earning assets, which more than offset decreases in the average yields earned.
Our total interest expense was $254,000 for the three months ended September 30, 2010, a decrease of $82,000, or 24.4%, compared to $336,000 of interest expense during the third quarter of 2009. For the nine months ended September 30, 2010, our total interest expense was $783,000, a $214,000, or 21.46%, decrease over $997,000 of total interest expense for the nine months ended September 30, 2009. The average rate paid on our interest-bearing liabilities decreased by 63 basis points to 1.37% in the quarter ended September 30, 2010 compared to 2.00% in the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the average rate paid on interest-bearing liabilities was 1.43% compared to 2.05% for the nine months ended September 30, 2009.
Our provision for loan losses amounted to $26,000 for the quarter ended September 30, 2010, compared to $7,000 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, our provision for loan losses was $28,000, compared to $14,000 for the nine months ended September 30, 2009. Our loans receivable, net, increased by $2.0 million during the quarter ended September 30, 2010, which included $23.8 million in loan originations, offset by sales and repayments of loans. At September 30, 2010, our allowance for loan losses amounted to $207,000, or 0.28% of net loans receivable. Our total non-performing loans amounted to $268,000 at September 30, 2010, compared to $111,000 at September 30, 2009. At September 30, 2010, our allowance for loan losses amounted to 77.2% of total non-performing loans. Net charge-offs (recoveries) of loans amounted to $(4,000) during the first three quarters of 2010.

Our total non-interest income amounted to $244,000 for the quarter ended September 30, 2010 compared to $271,000 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, our non-interest income decreased by $10,000 to $631,000 compared to $641,000 for the nine months ended September 30, 2009.
Our total non-interest expense increased by $84,000 to $882,000 for the three months ended September 30, 2010, compared to $798,000 for the three months ended September 30, 2009. The primary reasons for the increase in non-interest expense was an increase in compensation expense by $34,000 to $515,000 for the three months ended September 30, 2010 compared to $481,000 for the three months ended September 30, 2009, and an increase in other operating expense by $47,000 to$245,000 for the three months ended September 30, 2010 compared to $198,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, total non-interest expense increased by $233,000 to $2.5 million compared to $2.3 million for the nine months ended September 30, 2009. The primary reasons for the increase in non-interest expense were increases in compensation costs, occupancy expense, and other operating costs. The number of our full-time equivalent employees remained at 32 for both September 30, 2010 and September 30, 2009. Our occupancy expense increased by $22,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily reflecting the addition of our branch office in February 2009 as well as increased maintenance expense. Our other operating expense increased by $103,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily reflecting increases in outside service fees, service bureau expenses, and advertising expense.
Income tax expense for the three months ended September 30, 2010 amounted to $86,000, an increase of $39,000 compared to the quarter ended September 30, 2009. For the nine months ended September 30, 2010, income tax expense amounted to $233,000, an increase of $67,000 compared to the nine months ended September 30, 2009.

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

	Three Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$72,284	$1,139	6.30%	$65,685	$1,073	6.53%
Investment securities	6,283	40	2.55%	6,250	46	2.94%
Other interest-earning assets	6,747	—	—	3,106	—	—

Total interest-earning assets	85,314	1,179	5.53%	75,041	1,119	5.96%

Non-interest-earning assets	7,908			7,905

Total assets	$93,222			$82,946

Interest-bearing liabilities:
Savings, NOW and money market accounts	29,767	40	0.54%	25,400	56	0.88%
Certificates of deposit	43,380	211	1.95%	41,193	279	2.71%

Total interest-bearing deposits	73,147	251	1.37%	66,593	335	2.01%
Other borrowings	1,124	3	1.07%	489	1	0.82%

Total interest-bearing liabilities	74,271	254	1.37%	67,082	336	2.00%

Non-interest-bearing liabilities	9,964			7,489

Total liabilities	84,235			74,571
Equity	8,987			8,375

Total liabilities and equity	$93,222			$82,946

Net interest-earning assets	$11,043			$7,959

Net interest income; average interest rate spread		$925	4.16%		$783	3.96%

Net interest margin(2)			4.34%			4.17%

Average interest-earning assets to average interest-bearing liabilities			114.87%			111.86%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$70,065	$3,299	6.28%	$64,107	$3,108	6.46%
Investment securities	6,718	139	2.76%	6,945	163	3.13%
Other interest-earning assets	5,787	1	0.02%	2,496	1	0.05%

Total interest-earning assets	82,570	3,439	5.55%	73,548	3,272	5.93%

Non-interest-earning assets	7,760			6,939

Total assets	$90,330			$80,487

Interest-bearing liabilities:
Savings, NOW and money market accounts	28,312	108	0.51%	25,539	165	0.86%
Certificates of deposit	43,831	667	2.03%	38,973	830	2.84%

Total interest-bearing deposits	72,143	775	1.43%	64,512	995	2.06%
Other borrowings	979	8	1.09%	285	2	0.94%

Total interest-bearing liabilities	73,122	783	1.43%	64,797	997	2.05%

Non-interest-bearing liabilities	8,391			7,444

Total liabilities	81,513			72,241
Equity	8,817			8,246

Total liabilities and equity	$90,330			$80,487

Net interest-earning assets	$9,448			$8,751

Net interest income; average interest rate spread		$2,656	4.13%		$2,275	3.88%

Net interest margin(2)			4.29%			4.12%

Average interest-earning assets to average interest-bearing liabilities			112.92%			113.51%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.
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
Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.
During the three months ended September 30, 2010, we made a provision of $26,000, compared to a provision of $7,000 for the quarter ended September 30, 2009. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.
Liquidity and Capital Resources
The Company maintains levels of liquid assets deemed adequate by management. The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.
The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. The Company’s cash and cash equivalents amounted to $15.2 million at September 30, 2010.
A significant portion of the Company’s liquidity consists of non-interest earning deposits. The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At September 30, 2010, the Company had an advance from the Federal Home Loan Bank of Dallas in the amount of $424,000 and had $34.0 million in borrowing capacity. Additionally, at September 30, 2010, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $2.5 million. There were no amounts purchased under this agreement as of September 30, 2010.
At September 30, 2010, the Company had outstanding loan commitments of $5.67 million to originate loans. At September 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $33.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Company intends to utilize its liquidity to fund its lending activities.
The Company is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2010, the Company exceeded each of its capital requirements with ratios of 13.94%, 21.52% and 21.78%, respectively.

Impact of Inflation and Changing Prices
The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4 — Controls and Procedures.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings.
There are no matters required to be reported under this item.
Item 1A — Risk Factors.
Not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) The Company’s initial public offering of securities, which was registered on a Form S-1 (which was effective on August 11, 2010) filed under the Securities Act of 1933, as amended (SEC File No. 333-167589), was consummated on September 30, 2010, concurrent with the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Upon completion of the conversion and the offering, all of the Bank’s stock is owned by the Company, and all of the Company’s stock is, in turn, owned by the public. In connection with the Conversion and offering, the Company sold 1,058,000 shares of its common stock at a price of $10.00 per share, raising $10,580,000 of gross proceeds.

Sandler O’Neill & Partners, LP (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a management fee of $150,000.
Expenses related to the offering were approximately $651,000, including the fees and reimbursement of expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of the Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $9.9 million. As a result of completion of the offering, 1,058,000 shares of the Company’s common stock are outstanding as of November 15, 2010.
Approximately sixty percent (60%) of the net proceeds of the offering, or $5.9 million, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Company made a loan to the Company’s employee stock ownership plan (“ESOP”) in the amount of $667,040, which the ESOP used to purchase 66,704 shares of the Company’s common stock.
Initially, both the Company and the Bank invested the net proceeds from the stock offering in short-term investments.
The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “CTUY”.
(c) Not applicable.
Item 3 — Defaults Upon Senior Securities.
There are no matters required to be reported under this item.
Item 4 — (Removed and Reserved).
Item 5 — Other Information.
There are no matters required to be reported under this item.
Item 6 — Exhibits.
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

CENTURY NEXT FINANCIAL CORPORATION
Date: November 15, 2010	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ G. Randall Allison
G. Randall Allison
Chief Financial Officer