Form 10-K
period 2010-12-31
CENTURY NEXT FINANCIAL Corp
filed 2011-03-29
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-54133
CENTURY NEXT FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Louisiana	27-2851432
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

505 North Vienna Street, Ruston, Louisiana	71270
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (318) 255-3733
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 805,000 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $12.50 for the common stock on October 1, 2010, the first trading day following our initial public offering, as reported by the OTC Bulletin Board, was approximately $10.1 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 29, 2011: 1,058,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CENTURY NEXT FINANCIAL CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Century Next Financial Corporation and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Century Next Financial Corporation. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Century Next Financial Corporation is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Century Next Financial Corporation will be engaged. Century Next Financial Corporation undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” “Century Next Financial,” or the “Company” refer to Century Next Financial Corporation, a Louisiana corporation, and the term the “Bank” refers to Bank of Ruston, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.
PART I

Item 1.	Business.
General. Century Next Financial was organized by Bank of Ruston in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form of ownership. Financial statements prior to the conversion, which was completed on September 30, 2010, are the financial statements of the Bank. A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received net proceeds of approximately $9.8 million, net of offering costs of approximately $748,000. The Company is a savings and loan holding company regulated by the Office of Thrift Supervision. Pursuant to recently-enacted legislation, after July 21, 2011, the Company’s primary federal regulator will be the Board of Governors of the Federal Reserve System.
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

Market Area and Competition
Bank of Ruston’s two banking offices are located in Lincoln Parish in central northern Louisiana and our market area includes the contiguous parishes of Claiborne, Bienville, Ouachita, Union and Jackson Parishes. We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks and mortgage-banking companies. Within our market area, eleven other banks, and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.
Lending Activities
General. At December 31, 2010, the Company’s net loan portfolio amounted to $71.6 million, representing approximately 73.0% of its total assets at that date. The Company’s principal lending activity is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate loans. At December 31, 2010, one- to four-family residential loans amounted to $36.3 million, or 50.5% of its total loan portfolio. At December 31, 2010, commercial real estate loans totaled $12.9 million, or 17.9% of the total loan portfolio. Land loans totaled $6.9 million, or 9.6% of the total loan portfolio at December 31, 2010. Commercial business loans at December 31, 2010, totaled $6.0 million, or 8.3% of the total loan portfolio. Consumer non-real estate loans totaled $5.8 million, or 8.1% of the total loan portfolio at December 31, 2010. Multi-family residential and home equity lines of credit totaled $2.0 million and $1.2 million, or 2.8% and 1.7%, respectively, of the total loan portfolio at December 31, 2010.
The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.
As a federally-chartered savings bank, Bank of Ruston is subject to a regulatory loan to one borrower limit. As of December 31, 2010, Bank of Ruston’s loans to one borrower limit was $2.2 million. At December 31, 2010, Bank of Ruston’s five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.4 million, $1.4 million, $1.1 million, $1.1 million and $1.0 million. Each of Bank of Ruston’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2010.
Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$36,267	50.50%	$36,099	53.74%
Commercial real estate and lines of credit	12,853	17.90	12,670	18.86
Multi-family	2,027	2.82	2,247	3.35
Land	6,891	9.60	4,292	6.39
Residential construction	777	1.08	1,365	2.03

Total real estate loans	58,815	81.90	56,673	84.37

Other loans:
Home equity line of credit	1,250	1.74	1,697	2.53
Consumer non-real estate loans	5,782	8.05	4,368	6.50
Commercial business loans	5,970	8.31	4,436	6.60

Total other loans	13,002	18.10	10,501	15.63

Total loans	$71,817	100.00%	$67,174	100.00%

Less:
Allowance for loan losses	204		176

Net loans	$71,613		$66,998

Origination of Loans. The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our business development officer actively solicits new loans throughout our local market area. Written loan applications are taken by one of our loan officers or through submission to the Bank of Ruston website and reviewed by a loan officer. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. In accordance with its lending policy and loan underwriting standards, the Company obtains independent outside appraisals on its loans or broker valuations for small loans, under $250,000, or loans with low loan-to-value ratios. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. We have entered into correspondent loan sales agreements with several mortgage companies to purchase most of our long-term fixed rate owner-occupied residential mortgage loan originations.
Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to our lending limit, which as of December 31, 2010 was $2.2 million, are approved by a management loan committee currently consisting of Messrs. Benjamin Denny and James Hall. All loans in excess of $5,000 are reviewed weekly by a loan committee of the Board of Directors, currently consisting of Messrs. Denny, Ewing, Reneau and Rogers. The senior loan officer is an ex officio non-voting member of the board loan committee and serves as chairman. Exceptions for loan limits must be approved by management. Appraisals are obtained by a board approved appraiser.
The following table shows our total loans originated, purchased, sold and repaid during the periods indicated. The loans sold, reflected in the table, all consist of one-to four-family residential loans.

	Year Ended December 31,
	2010	2009
	(In thousands)
Loan originations:
One- to four-family residential	$45,850	$44,126
Commercial real estate and lines of credit	8,711	4,213
Multi-family	282	5,040
Land	9,130	4,491
Residential construction	2,196	6,307
Home equity lines of credit	513	824
Consumer non-real estate loans	6,264	7,780
Commercial business loans	7,563	2,984

Total loan originations	80,509	75,765

Loans purchased	—	—

Loans sold	25,629	31,631
Loan principal repayments	50,260	38,392

Total loans sold and principal repayments	75,889	70,023

Increase due to other items, net(1)	23	29

Net increase in total loans	$4,643	$5,771

(1)	Other items consist of loans in process and deferred fees.
Although federal laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Bank of Ruston concentrates its portfolio lending activity to its primary market area in Lincoln Parish, Louisiana and the surrounding area.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2010, before giving effect to the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

		Commercial
	One- to	Real Estate				Home	Consumer	Commercial
	Four-Family	and Lines of	Multi-		Residential	Equity Lines	Non-Real	Business
	Residential	Credit	Family	Land	Construction	of Credit	Estate Loans	Loans	Total
	(In Thousands)
Amounts due after December 31, 2010 in:
One year or less	$4,490	$2,714	$48	$3,808	$777	$219	$1,433	$3,792	$17,281
After one year through two years	6,313	3,070	635	490	—	531	925	402	12,366
After two years through three years	8,372	3,737	226	1,425	—	500	909	903	16,072
After three years through five years	4,778	2,201	1,118	956	—	—	2,126	763	11,942
After five years through ten years	1,972	1,131	—	117	—	—	389	110	3,719
After ten years through 15 years	1,716	—	—	95	—	—	—	—	1,811
After 15 years	8,626	—	—	—	—	—	—	—	8,626

Total	$36,267	$12,853	$2,027	$6,891	$777	$1,250	$5,782	$5,970	$71,817

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.
The following table shows the dollar amount of our loans at December 31, 2010, due after December 31, 2011, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2010
	(In thousands)
One- to four-family residential	$31,777	$—	$31,777
Commercial real estate and lines of credit	10,139	—	10,139
Multi-family	1,979	—	1,979
Land	3,083	—	3,083
Residential construction	—	—	—
Home equity lines of credit	1,031	—	1,031
Consumer non-real estate loans	4,349	—	4,349
Commercial business loans	2,178	—	2,178

Total	$54,536	$—	$54,536

One- to Four-Family Residential Real Estate Loans. Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2010, $36.3 million, or 50.5%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including both owner occupied and non-owner occupied properties.
It is our policy to originate loans as a first lien position on owner occupied residences up to the Bank’s legal lending limit, which at December 31, 2010, was $2.2 million. We originate fixed rate loans with terms of 15 or 30 years, the majority of which we sell into the secondary market. The loans we originate for portfolio primarily consist of short-term fixed rate loans with terms of three to five years and principal due at stated maturity. Such loans are amortizing over 10 to 20 years and we generally expect that many such borrowers will refinance with Bank of Ruston at the end of the term as we provide a streamlined refinancing process for the loan. Our residential loan portfolio includes both owner occupied and non-owner occupied properties. All of our non-owner occupied properties are financed with short-term 3 to 5 year loans and have loan-to-value ratios of 75%. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property. Exceptions to this policy may be approved by the management loan committee.

Our guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.
Commercial Real Estate and Lines of Credit. As of December 31, 2010, loans secured by commercial real estate and commercial lines of credit, also secured by real estate, were $12.9 million, or 17.9% of total loans. Although commercial real estate and lines of credit are generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers. Our commercial real estate loans primarily consist of owner occupied business and retail properties.
It is our current policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties. As of December 31, 2010, our commercial loans are limited to our legal lending limit of $2.2 million to individual borrowers and related parties. Commercial real estate loans are limited to a maximum of 75% of the lesser of appraised value or purchase price and primarily have fixed-rates and terms up to five years. We originate few adjustable rate commercial real estate loans. If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use. Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio. Rate commitments are limited to 5 years with adjustments thereafter based on a negotiated rate or spread relative to a market index. Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.
Land Loans. As of December 31, 2010, land loans were $6.9 million, or 9.6% of the total loan portfolio. Land loans include land which has been acquired for the purpose of development, unimproved land and land acquired for agriculture or timber. Our loan policy provides for loan-to-value ratios of 75% on improved land or land acquired for development and 65% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years. Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by identifying secondary source of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom we have a prior relationship. Our policy requires land loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.
Multi-family Residential Loans. We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties. At December 31, 2010, our multi-family residential loans totaled $2.0 million, or 2.8% of total loans. Multi-family residential loans have loan-to-value ratios of 75% and terms up to five years. We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral. Our policy requires multi-family residential loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.
Commercial Business Loans. The Company originates commercial business loans secured by inventory and accounts receivable with terms up to five years. Our commercial business loans are to various types of business, including manufacturing, retail and service industries. Loan-to-value ratios for inventory range from 50% to 75% depending on the type and expected life. Accounts receivable have loan-to-value ratios between 50% to 75% depending on the type of credit. At December 31, 2010, $6.0 million, or 8.3% of our total loan portfolio consisted of commercial business loans.
Residential Construction Loans. The Company originates residential construction loans with loan-to-value ratios of 75% to 90%, or up to 95% with exceptions, with a firm commitment or takeout letter from a mortgage lender which is sufficient to pay off the loan. A significant amount of our residential construction loans are to the primary owners of the property, although to a lesser extent, we also lend to builders in our local market area. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans. At December 31, 2010, $800,000, or 1.1% of our total loan portfolio consisted of residential construction loans.

Home Equity Loans and Lines of Credit. The Company originates second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes. Second mortgage loans and home equity lines of credit are primarily extended when Bank of Ruston holds the first mortgage on the collateral and are generally limited to loan-to-value ratios of 80% or less. At December 31, 2010, $1.2 million, or 1.7% of our total loans consisted of home equity loans and lines of credit.
Consumer Non-real estate Loans. The Company originates consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans. The consumer loans offered by Bank of Ruston consist of loans secured by deposit accounts with Bank of Ruston, automobile loans and other chattels such as boats, motor homes, trailers and consumer rubber tire tractors. Bank of Ruston will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2010, our consumer loans totaled $5.8 million, or 8.1% of our total loan portfolio.
Loan Origination and Other Fees. In addition to interest earned on loans, the Company may also receive loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.
Asset Quality
General. The Company’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower. Borrowers who are 61 to 89 days delinquent will be sent a letter advising that payments must be received by the last day of the month. For those who are 90 days delinquent, a demand letter is sent by Bank of Ruston giving them 10 days within which the loan must be brought current. Customers who have not responded to the 90-day demand letter will receive an attorney’s letter advising them to bring the loan current. Late charges will be assessed based on the number of days specified in the note beyond the due date. The board of directors is notified of all delinquencies ninety days past due. In most cases, deficiencies are cured promptly. While Bank of Ruston generally prefers to work with borrowers to resolve such problems, Bank of Ruston will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. We discontinue the accrual of interest income when the loan becomes more than 90 days past due as to principal or interest.
Real estate and other assets acquired by Bank of Ruston as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company did not have any real estate owned at December 31, 2009 or 2010.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2010				December 31, 2009
	30-89		90 or More		30-89		90 or More
	Days Overdue		Days Overdue		Days Overdue		Days Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
One- to four-family residential	7	$557	7	$447	6	$304	2	$205
Commercial real estate and lines of credit, multi-family and land	5	474	3	317	1	95	1	4
Residential construction	—	—	—	—	—	—	—	—
Home equity lines of credit	1	20	—	—	—	—	—	—
Consumer non-real estate loans	10	76	2	10	14	99	2	11
Commercial business loans	2	96	—	—	1	5	1	28

Total delinquent loans	25	$1,223	12	$774	22	$503	6	$248

Delinquent loans to total net loans		1.71%		1.08%		0.75%		0.37%

Delinquent loans to total loans		1.70%		1.08%		0.75%		0.37%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, and other repossessed assets at the dates indicated. We did not have real estate owned or troubled debt restructurings at any of the dates indicated.

	December 31,
	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$413	$204
Commercial real estate and lines of credit, multi-family and land	4	4
Residential construction	—	—
Home equity lines of credit	—	—
Consumer non-real estate loans	6	12
Commercial business loans	—	28

Total non-accruing loans	$423	$248

Accruing loans 90 days or more past due
One- to four-family residential	$34	$—
Commercial real estate and lines of credit, multi-family and land	313	—
Residential construction	—	—
Home equity lines of credit	—	—
Consumer non-real estate loans	4	—
Commercial business loans	—	—

Total accruing loans 90 days or more past due	$351	$—

Total non-performing loans	$774	248

Other repossessed assets(1)	21	2

Total non-performing assets	$795	$250

Total non-performing loans as a percentage of loans, net	1.08%	0.37%
Total non-performing loans as a percentage of total assets	0.79%	0.29%
Total non-performing assets as a percentage of total assets	0.81%	0.29%

(1)	Other repossessed assets consist solely of a truck and a boat and trailer at December 31, 2010.

For the year ended December 31, 2010, gross interest income of $22,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on non-accruing loans during the year ended December 31, 2010.
Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.
At December 31, 2010, the Company had $367,000 of assets classified substandard and $20,000 of assets classified loss. Non-performing loans at December 31, 2010, included $272,000 of classified assets, the related allowance for loan loss for which was $7,000. The Company had an additional $332,000 of assets designated as special mention at December 31, 2010.
Allowance for Loan Losses. At December 31, 2010, the Company’s allowance for loan losses amounted to $204,000. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. Bank of Ruston is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial loans to known borrowers in our market area. The Company’s management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Bank of Ruston might sustain on them.
While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period	$71,817	$67,173
Average loans outstanding	70,964	64,231
Allowance for loan losses, beginning of period	176	183
Provision for loan losses	43	16
Charge-offs:
One- to four-family residential	—	(11)
Commercial real estate and lines of credit	—	—
Multi-family	—	—
Land	—	—
Residential construction	—	—
Home equity lines of credit	—	—
Consumer non-real estate loans	(2)	(13)
Commercial business loans	(16)	—

Total charge-offs	(18)	(24)

Recoveries on loans previously charged off	3	1

Allowance for loan losses, end of period	$204	$176

Allowance for loan losses as a percent of non-performing loans	26.36%	70.97%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.04%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2010		2009
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One-to four-family residential	$50	50.50%	$—	53.74%
Commercial real estate and lines of credit	117	17.90	—	18.86
Multi-family	—	2.82	—	3.35
Land	—	9.60	—	6.39
Residential construction	—	1.08	—	2.03
Home equity line of credit	—	1.74	—	2.53
Consumer non-real estate	32	8.05	23	6.50
Commercial business loans	5	8.31	—	6.60
Unallocated	—	—	153	—

Total	$204	100.00%	$176	100.00%

Effective for the quarter ended March 31, 2010, Bank of Ruston changed its methodology for allocating its allowance for loan losses to more closely follow the guidance of Accounting Standards Codification (ASC) Topic 450, Contingencies and ASC Topic 310, Receivables. The result of our change in methodology is reflected in the above table at December 31, 2010. Prior to this period, substantially all of our allowance was unallocated. We do not expect that the change in methodology for allocating the allowance will impact the amount of our provisions for loan losses in future periods.
We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in an amount management believes to be appropriate to absorb probable losses on existing loans. The allowance for loan losses consists primarily of two components: (1) specific allowances established for impaired loans and (2) general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. A loan is deemed impaired when, based on current information, it is probable that we will be unable to collect all amounts due under the loan contract. If impairment is determined, Bank of Ruston will measure that impairment and create a specific valuation allowance for each such loan. General allowances are established for the remainder of the loan portfolio which is separated by category and, with respect to non homogenous loans, further broken down into one of three risk classifications we have assigned to the loan. Appropriate provisions for each category are calculated taking total loans by type and/or risk class and applying the historical four-year charge off percentage for that category plus a current economic adjustment percentage. The economic adjustment used at each quarterly review period is analyzed to ensure that it is appropriate and reasonable based on current trends and economic conditions. Following the quarterly allowance for loan loss analysis, we will make additional loan loss provisions, if warranted, or assign unallocated provisions to the allowance account. Following the quarter ended March 31, 2010, we further revised our methodology for allocating the allowance for loan losses such that there generally will no longer be an unallocated component to the allowance.

Investment Activities
General. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.
At December 31, 2010, our investment securities portfolio amounted to $11.6 million, or 11.8% of total assets at such date. The largest component of our securities portfolio at December 31, 2010 was U.S. Government and agency obligations, which amounted to $7.1 million, or 61.2%, of the total investment securities portfolio. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. Mortgage-backed securities amounted to $4.2 million, or 36.2%, of the investment securities portfolio at December 31, 2010. In addition, we invest in municipal securities and FHLB stock. At December 31, 2010, the Company did not hold any Fannie Mae or Freddie Mac common or preferred stock.
At December 31, 2010, we had an aggregate of $110,000 in gross unrealized gains on our investment securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.
Management classifies securities as available-for-sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2010, we had $11.4 million of securities classified as available-for-sale, $137,000 of securities classified as held to maturity and none classified as trading account.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At December 31, 2010, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.
Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.
Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Investment and Mortgage-backed Securities Portfolios. The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2010		2009
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$3,903	$4,018	$5,607	$5,703
U.S. Government and agency obligations	7,103	7,095	1,029	1,035
Municipal obligations	310	313	345	348
Equity Securities	—	—	1	1

Total securities available-for-sale	11,316	11,426	6,982	7,087

Securities held to maturity:
Mortgage-backed securities	137	137	171	171

Total securities held to maturity	137	137	171	171

FHLB stock	280	280	280	280

Total investment and mortgage- backed securities and FHLB stock	$11,733	$11,843	$7,433	$7,538

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010. As the Company held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2010, Which Mature In
		After One	After Five
	One Year	to Five	to Ten	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	$—	$101	$3,917	$4,018
U.S. government and agency obligations	1,012	6,083	—	—	7,095
Municipal obligations	—	—	313	—	313

Total	1,012	6,083	414	3,917	11,426

Weighted average yield	0.88%	0.41%	1.81%	1.71%	1.71%
Held to maturity:
Mortgage-backed securities	$3	$—	$134	$—	$137

Total	3	—	134	—	137

Weighted average yield	n/m *	—%	1.63%	—%	1.63%
Total mortgage-backed and investment securities:
Mortgage-backed securities	$3	$—	$235	$3,917	$4,155
U.S. government and agency obligations	1,012	6,083	—	—	7,095
Municipal obligations	—	—	313	—	313

Total	1,015	6,083	548	3,917	11,563

Weighted average yield	0.88%	0.41%	1.75%	1.71%	1.70%

*	Not meaningful.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2010	2009
	(In thousands)
Fixed-rate:
Available-for-sale	$1,343	$2,007
Held to maturity	3	19

Total fixed-rate	1,346	2,026

Adjustable-rate:
Available-for-sale	2,675	3,696
Held to maturity	134	151

Total adjustable-rate	2,809	3,847

Total mortgage-backed securities	$4,155	$5,873

Sources of Funds
General. Deposits are the primary source of Bank of Ruston’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.
Deposits. Deposits are attracted by Bank of Ruston principally from Lincoln Parish, Louisiana. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.
Bank of Ruston has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.
The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated. For purposes of the following table, time deposits include statement savings accounts in individual retirement accounts.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% – 0.99%	$3,977	5.10%	$—	—%
1.00% – 1.99%	21,142	27.14	14,958	19.70
2.00% – 2.99%	11,900	15.28	17,294	22.77
3.00% – 3.99%	1,697	2.18	11,557	15.22
4.00% – 4.99%	—	—	475	0.63
5.00% – or more	—	—	—	—

Total certificate accounts	$38,716	49.70%	$44,284	58.31%

Transaction accounts:
Savings	$6,839	8.78%	$6,716	8.84%
Checking:
Interest bearing	15,997	20.54	13,919	18.33
Non-interest bearing	7,881	10.12	7,065	9.30
Money market	8,462	10.86	3,959	5.21

Total transaction accounts	39,179	50.30	31,659	41.69

Total deposits	$77,895	100.00%	$75,943	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2010			2009
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)
Savings accounts	$7,035	$28	0.40%	$7,213	$52	0.72%
Checking — Interest Bearing	15,985	64	0.40	14,629	97	0.66
Money market	5,968	59	1.00	3,528	48	1.36
Certificates of Deposit	42,853	842	1.96	40,255	1,010	2.52

Total interest- bearing deposits	$71,841	$993	1.38	$65,625	$1,293	1.97

Total deposits	$80,083	$993	1.24%	$72,345	$1,293	1.79%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009
	(In thousands)
Total deposits	$343,949	$280,943
Total withdrawals	(343,000)	(275,574)
Interest credited	1,003	1,292

Total increase in deposits	$1,952	$6,661

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding individual retirement accounts, at December 31, 2010.

	Balance at December 31, 2010
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In thousands)
0.00% – 0.99%	$3,977	$—	$—	$—	$3,977
1.00% – 1.99%	19,445	1,697	—	—	21,142
2.00% – 2.99%	5,890	570	—	—	6,460
3.00% – 3.99%	1,567	—	—	130	1,697
4.00% – 4.99%	—	—	—	—	—
5.00% – or more	—	—	—	—	—

Total certificate accounts	$30,879	$2,267	$—	$130	$33,276

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010, by time remaining to maturity.

	At December 31, 2010
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2011	$4,396	1.61%
June 30, 2011	3,747	1.57
September 30, 2011	2,431	1.82
December 31, 2011	2,611	1.44
After December 31, 2011	917	2.10

Total certificates of deposit with balances of $100,000 or more	$14,102	1.64%

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.
As of December 31, 2010, the Company was permitted to borrow up to an aggregate total of $41.2 million from the Federal Home Loan Bank of Dallas. The Company had Federal Home Loan Bank advances in the amount of $415,000 outstanding at December 31, 2010. Additionally, at December 31, 2010, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $2.5 million. There were no amounts purchased under this agreement as of December 31, 2010.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase. Repurchase agreements are contracts for the sale of securities owned or borrowed by Bank of Ruston, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2010, our securities repurchase agreements amounted to $588,000 and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2010 was $951,000.
The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
	2010	2009
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$1,077	$1,070
Maximum amount outstanding at any month-end during the period	1,372	960
Balance outstanding at end of period	1,003	907
Average interest rate during the period	1.21%	2.62%
Weighted average interest rate at end of period	1.92%	1.03%
Subsidiaries
At December 31, 2010, Century Next Financial had one subsidiary, Bank of Ruston.
Total Employees
Bank of Ruston had 31 full-time and two part-time employees at December 31, 2010. None of these employees are represented by a collective bargaining agreement, and Bank of Ruston believes that it enjoys good relations with its personnel.
REGULATION
Set forth below is a brief description of certain laws relating to the regulation of Century Next Financial and Bank of Ruston. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Century Next Financial, a Louisiana corporation, is the parent holding company for Bank of Ruston. Century Next Financial is a registered savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Century Next Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Bank of Ruston, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Bank of Ruston also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Bank of Ruston to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.
Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Century Next Financial and Bank of Ruston and their operations.
Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding Bank of Ruston and Century Next Financial will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. See “ — Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Bank of Ruston that are currently under the jurisdiction of the Office of Thrift Supervision will transfer to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Century Next Financial, as a savings and loan holding company that are currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve.
Recently Enacted Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect Bank of Ruston and Century Next Financial. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.
The following aspects of the financial reform and consumer protection act are related to the operations of Bank of Ruston:
•	The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency and the authority of the other two bank regulatory agencies restructured. The federal thrift charter will be preserved with the Federal Reserve given authority over savings and loan holding companies.
•	A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Bank of Ruston, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•	State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.
•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.
The following aspects of the financial reform and consumer protection act are related to the operations of Century Next Financial:
•	Leverage capital requirements and risk based capital requirements applicable to depository institutions will be extended to thrift holding companies.
•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
•	Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.
•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which does not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.
•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
Regulation of Century Next Financial Corporation
Holding Company Acquisitions. Century Next Financial is a savings and loan holding company under the Home Owners’ Loan Act, as amended, registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.
The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Holding Company Activities. Century Next Financial operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the Office of Thrift Supervision prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements, until the recently enacted legislation becomes effective, or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Bank of Ruston is required to notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
Federal Securities Laws. Century Next Financial’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and the plan of conversion, we have agreed to maintain such registration for a minimum of three years following Bank of Ruston’s mutual-to-stock conversion.

The Sarbanes-Oxley Act of 2002. Century Next Financial is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC include:
•	the creation of an independent accounting oversight board;
•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;
•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;
•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
•	the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;
•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;
•	mandatory disclosure by analysts of potential conflicts of interest; and
•	a range of enhanced penalties for fraud and other violations.

Regulation of Bank of Ruston
General. The Office of Thrift Supervision is Bank of Ruston’s primary federal regulator and has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Bank of Ruston is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation.
The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.
Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.
The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). Bank of Ruston did not participate in the temporary liquidity guarantee program.
The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 and 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.
In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.
The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Bank of Ruston, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Bank of Ruston’s deposit insurance.

On May 22, 2009, the Federal Deposit Insurance Corporation announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The Federal Deposit Insurance Corporation collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $36,000, which was expensed in the second quarter of fiscal 2009.
On November 12, 2009, the Federal Deposit Insurance Corporation approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments. Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $375,000. Unlike a special assessment, this prepayment will not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.
Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:
•	tangible capital requirement — “tangible” capital equal to at least 1.5% of adjusted total assets;
•	leverage capital requirement — “core” capital equal to at least 4.0% of adjusted total assets; and
•	risk-based capital requirement — “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.
Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 2010. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank of Ruston’s regulatory capital.
In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.
Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.
At December 31, 2010, Bank of Ruston exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.6%, 14.6% and 21.4%, respectively.
Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-based	Tier 1 Risk-based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).
An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.
At December 31, 2010, Bank of Ruston was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.
Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.
Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the savings institution is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.
Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:
•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;
•	Establishing any new branch office unless allowable for a national bank; and
•	Paying dividends unless allowable for a national bank.
Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.
At December 31, 2010, Bank of Ruston met the requirements to be deemed a QTL.
Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Bank of Ruston received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.
Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association includes any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Century Next Financial) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Bank of Ruston currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2010, was in compliance with the above restrictions.
Anti-Money Laundering. All financial institutions, including savings and loan associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Bank of Ruston has established policies and procedures to ensure compliance with these provisions.
Federal Home Loan Bank System. Bank of Ruston is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2010, Bank of Ruston had advances in the amount of $415,000 from the Federal Home Loan Bank and $41.2 million available on its credit line with the Federal Home Loan Bank.
As a member, Bank of Ruston is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2010, Bank of Ruston had $280,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.
The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2010, Bank of Ruston had met its reserve requirement.

TAXATION
Federal Taxation
General. Century Next Financial and Bank of Ruston are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Bank of Ruston’s federal and state income tax returns for taxable years through December 31, 2005 have been closed for purposes of examination by the Internal Revenue Service.
Century Next Financial files a consolidated federal income tax return with Bank of Ruston. Accordingly, any cash distributions made by Century Next Financial to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.
Method of Accounting. For federal income tax purposes, Bank of Ruston reports income and expenses on the accrual method of accounting and uses a December 31 tax year for filing its federal income tax return.
Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, Bank of Ruston was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.
Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank of Ruston failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Bank of Ruston make certain non-dividend distributions or cease to maintain a bank charter.
At December 31, 2010, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effects of federal tax deductions by Bank of Ruston for which no federal income tax provisions have been made.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Bank of Ruston has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Bank of Ruston has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.
Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2010, Bank of Ruston had no net operating loss carry forwards for federal income tax purposes.
Corporate Dividends-Received Deduction. Century Next Financial may exclude from its income 100% of dividends received from Bank of Ruston as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation
Century Next Financial is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Bank of Ruston is subject to the Louisiana Shares Tax which is imposed on the assessed value of Bank of Ruston’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:
(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable stockholders’ equity, minus
(c)	50% of our real and personal property assessment.
Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A.	Risk Factors.
Not applicable.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Properties
The Company conducts business from Bank of Ruston’s main office and one full-service banking office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2010.

			Net Book
		Date of Lease	Value of	Amount of
Description/Address	Leased/Owned	Expiration	Property	Deposits
			(In thousands)
Main Office:
505 North Vienna
Ruston, Louisiana 71270	Owned	N/A	$1,991	$70,015

Branch Office:
2109 Farmerville Highway Ruston, Louisiana 71270	Owned	N/A	1,697	7,880

Total			$3,688	$77,895

Item 3.	Legal Proceedings.
The Company is not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of Ruston.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Century Next Financial’s common stock is quoted on the OTC Bulletin Board under the symbol “CTUY”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on October 1, 2010. As of March 29, 2011, there were 1,058,000 shares of common stock outstanding, held by approximately 189 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
Presented below is the high and low bid information for Century Next Financial’s common stock for the quarter ended December 31, 2010. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information relating to bid quotations has been obtained from the Nasdaq Stock Market, Inc. The Company has not declared or paid any cash dividends.

Fiscal 2010
Quarter Ended:	High Bid	Low Bid
December 31, 2010	$12.00	$11.00
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A
(b) Not applicable.
(c) Not applicable.

Item 6.	Selected Financial Data.
Set forth below is selected summary historical financial and other data of Century Next Financial Corporation. We have prepared this information using the consolidated financial statements of Century Next Financial and its subsidiary, Bank of Ruston for the two years ended December 31, 2010. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
	2010	2009
	(In thousands)
Selected Financial Data:
Total assets	$98,115	$85,875
Cash and cash equivalents	7,581	4,674
Investment securities, available for sale	7,408	1,384
Mortgage-backed securities:
Held to maturity	137	171
Available for sale	4,018	5,703
FHLB stock	280	280
Loans receivable, net	71,612	66,998
Deposits	77,895	75,943
FHLB advances	415	—
Total equity	18,308	8,476

	At or For the Year Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Selected Operating Data:
Total interest income	$4,615	$4,406
Total interest expense	1,006	1,298

Net interest income	3,609	3,108
Provision for loan losses	43	16

Net interest income after provision for loan losses	3,566	3,092
Total non-interest income	900	773
Total non-interest expense	3,475	3,219

Income before income taxes	991	646
Income taxes	335	182

Net income	$656	$464

Selected Operating Ratios (1)
Average yield on interest-earning assets	5.43%	5.88%
Average rate on interest-bearing liabilities	1.38	1.97
Average interest rate spread(2)	4.05	3.91
Net interest margin(2)	4.25	4.15
Average interest-earning assets to average interest-bearing liabilities	116.50	114.20
Net interest income after provision for loan losses to non-interest expense	102.62	96.05
Total non-interest expense to average assets	3.75	3.92
Efficiency ratio(3)	77.07	82.94
Return on average assets	0.71	0.57
Return on average equity	6.30	5.63
Average equity to average assets	11.22%	10.04%

Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable(5)	1.08%	0.37%
Non-performing assets as a percent of total assets(5)	0.81%	0.29%
Allowance for loan losses as a percent of non-performing loans	26.36%	70.97%
Net charge-offs (recoveries) to average loans receivable	0.03%	0.04%

Capital Ratios:(6)
Tier 1 capital ratio	14.60%	9.79%
Tier 1 risk-based capital ratio	21.09%	13.65%
Total risk-based capital ratio	21.36%	13.93%

Other Data:
Banking offices	2	2

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods. Ratios for the three month periods are annualized.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing loans consist of all loans 90 days or more past due and all non-accruing loans. Non-performing assets consist of non-performing loans and other repossessed assets.

(6)	Capital ratios are end of period ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Century Next Financial’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Century Next Financial’s profitability also depends, to a lesser extent, on interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provision for loan losses, non-interest expenses and federal income taxes.
For our portfolio loans, we originate principally short-term loans of three to five years which amortize over longer periods up to 30 years and require the payment of principal at stated maturity. Most of such loans are refinanced with Bank of Ruston at the end of their term due to a renewal process with reduced fees and costs. It has been our policy to renew such loans at a rate no greater than 2% over the prior rate.
We sell a substantial amount of our long-term, fixed rate single-family residential mortgage loans into the secondary market, although we also retain some of such loans for portfolio. In recent years, we have emphasized commercial real estate lending and lines of credit which amounted to $12.9 million, or 17.9% of our total loans, at December 31, 2010. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. Our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts. At December 31, 2010, certificates of deposit amounted to $38.7 million, or 49.7% of total deposits. Our certificates of deposit decreased $5.6 million at December 31, 2010 compared to the prior year, while our transaction accounts increased $7.5 million over the same period as we implemented our strategy to grow retail core deposits. We had $415,000 in borrowings outstanding from the Federal Home Loan Bank of Dallas as of December 31, 2010, compared to none at December 31, 2009. Although we will attempt to diversify into other deposit products in order to improve our net interest margin, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.
Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.
Business Strategy
Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:
•	Growing Our Loan Portfolio. We plan to expand our origination of commercial real estate loans secured by owner-occupied commercial real estate and investment real estate with strong guarantor support. We plan to continue to emphasize originating short-term one-to four family residential loans for portfolio and selling a significant amount of our one-to four-family residential loans having longer terms into the secondary market. We plan to build on our banking relationships with small- and medium-sized businesses in our local market area. As a local community bank with a senior management team that has significant commercial banking experience in Lincoln Parish and the contiguous communities, Bank of Ruston is positioned to more effectively meet the commercial banking needs of local businesses that are currently underserved by larger financial institutions that place more of an emphasis on developing large commercial banking relationships. Bank of Ruston’s ability to provide small- and medium-sized commercial banking customers with local decision-making and superior service will be a core marketing focus in competing for commercial real estate loans and deposits. We will continue to pursue residential lending which we expect will also be a potential source of core deposit growth in our local market and originating loans throughout the state of Louisiana.

•	Growing our Retail Core Deposits. We plan to grow our retail deposits by emphasizing transactional deposit accounts. According to the market share report of the Federal Deposit Insurance Corporation, as of June 30, 2010, the most recent date for which information is available, Bank of Ruston had 9.7% of the market in Lincoln Parish which was the fourth largest, following one bank that operates nationally and two regional banks. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and developing more of a sales culture in the branches. Advertising, promotions and offering attractive rates on certain transaction accounts may also be utilized as means to increase retail core deposits.
•	Maintaining High Asset Quality. We continue to maintain high levels of asset quality. At December 31, 2010, we had $774,000 of non-performing loans in our portfolio and no real estate acquired in foreclosure. We attribute our high asset quality to our prudent and conservative underwriting practices, which include low loan-to-value ratios, personal guarantees, cross-collateralization and tailoring loan terms for the individual customer. We intend to maintain high asset quality, even as we grow Bank of Ruston.
•	Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.
Critical Accounting Policies
In reviewing and understanding financial information for Century Next Financial, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Century Next Financial conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
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
Use of Estimates. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.
Comparison of Financial Condition at December 31, 2010 and December 31, 2009
Century Next Financial’s total assets increased $12.2 million, or 14.3%, to $98.1 million at December 31, 2010 compared to $85.9 million at December 31, 2009. This increase was primarily due to increases in loans receivable, net, of $4.6 million, cash and cash equivalents of $2.9 million and investment securities of $4.3 million. The increases in total assets were made possible in large part by the $9.8 million net proceeds raised in the Company’s stock offering completed on September 30, 2010.

Loans receivable, net, increased $4.6 million, or 6.9%, at December 31, 2010 compared to December 31, 2009. The increase in loans receivable, net was due primarily to an increase in land loans of $2.6 million, commercial business loans of $1.5 million and consumer non-real estate loans of $1.4 million. Home equity lines of credit decreased $447,000 and residential construction loans decreased $588,000.
Cash and cash equivalents increased $2.9 million or 62.2% to $7.6 million at December 31, 2010 compared to $4.7 million at December 31, 2009 primarily as a result of normal deposit inflows and the proceeds of the Company’s stock offering. Investment securities increased $4.3 million, or 59.3%, at December 31, 2010 from $7.3 million at December 31, 2009. The increase in investment securities was due primarily to purchases of U.S. Government and agency obligations during fiscal 2010, partially offset by payments received through the maturities of securities.
Total liabilities increased $2.4 million or 3.1% to $79.8 million at December 31, 2010 compared to $77.4 million at December 31, 2009, due primarily to a net increase in interest-bearing deposits of $2.0 million. The Company had FHLB advances in the amount of $415,000 outstanding at December 31, 2010, compared to none at December 31, 2009.
Total equity increased $9.8 million to $18.3 million at December 31, 2010, compared to $8.5 million at December 31, 2009, primarily due to the $9.8 million in net proceeds raised in the Company’s stock offering completed on September 30, 2010, offset partially by the purchase of Employee Stock Ownership Plan Shares for $667,000. Also contributing to the increase in shareholders’ equity at December 31, 2010, were an increase in the Company’s accumulated other income of $3,000 and net income of $656,000 for the year ended December 31, 2010.
The increase in loans receivable, net, at December 31, 2010 compared to December 31, 2009 was funded by the increase in deposits of $2.0 million and in part by the net proceeds raised in the Company’s stock offering. At December 31, 2010, Bank of Ruston had $588,000 of securities sold under agreements to repurchase compared to $907,000 at December 31, 2009.
The increase in total deposits of $2.0 million or 2.6% from December 31, 2009 to December 31, 2010 was due to increases in checking and money market accounts. Checking accounts and money market accounts increased $2.9 million, or 13.8%, and $4.5 million, or 113.7%, respectively, at December 31, 2010 compared to December 31, 2009. Certificate of deposit accounts decreased by $5.6 million, or 12.6%, at December 31, 2010 compared to December 31, 2009.
Comparison of Operating Results for the Years Ended December 31, 2010 and 2009
Century Next Financial’s net income amounted to $656,000 for the year ended December 31, 2010, an increase of $192,000 or 41.4% compared to net income of $464,000 for the year ended December 31, 2009. This increase was primarily due to an increase in interest income of $209,000 and a decrease in interest expense of $292,000.
Net Interest Income. Net interest income amounted to $3.6 million for the year ended December 31, 2010 compared to $3.1 million for the year ended December 31, 2009. The $501,000, or 16.1%, increase was primarily due to an increase of $209,000, or 4.7%, in total interest income as a result of an increase in volume of interest earning assets and a decrease of $292,000, or 22.5%, in interest expense on borrowings and deposits due to an overall decline in the average cost of funds.
The average interest rate spread increased from 3.91% for the year ended December 31, 2009 to 4.05% for the year ended December 31, 2010 while average interest-earning assets increased from $75.0 million to $85.0 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 114.20% for the year ended December 31, 2009 to 116.50% for the year ended December 31, 2010. The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 1.97% in fiscal 2009 to 1.38% in fiscal 2010 compared to a decrease in the average yield on interest earning assets from 5.88% in 2009 to 5.43% in 2010. Net interest margin increased 10 basis points from 4.15% to 4.25% at December 31, 2009 and 2010, respectively, primarily due to a decrease of 59 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 45 basis points in the average yield on interest-earning assets for the periods.

Interest income increased by $209,000, or 4.7%, to $4.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Such increase was primarily due to an increase in average balance of loans receivable from $64.9 million for the year ended December 31, 2009 to $71.0 million for the year ended December 31, 2010, which was offset in part by the decrease in the average yield on loans receivable. The decrease in the average yield on loans from 6.45% in fiscal 2009 to 6.25% in fiscal 2010 reflects changes in the market rates of interest during fiscal 2010.
Interest expense decreased by $292,000 or 22.5%, to $1.0 million for the year ended December 31, 2010 compared to $1.3 million for the year ended December 31, 2009 primarily as a result of a decrease in the average rate paid on certificate of deposit and savings accounts which offset the increase in average balance of such accounts. Such decrease in average rate was due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year.
Non-Interest Income. Non-interest income, which includes fees and service charges, realized gains and losses on investments and other operating income, amounted to $900,000 for the year ended December 31, 2010, an increase of $127,000, or 16.4% compared to non-interest income of $773,000 for the year ended December 31, 2009. The increase was due primarily to an increase of $154,000 in loan fees and gains on loans held for sale, and a $53,000 gain on sale of fixed assets as a result of the sale of excess land at the site of our branch office opened in February, 2009, partially offset by a $78,000 decrease in other operating income as a result of a $91,000 decrease in realized income on life insurance which occurred in the year ended December 31, 2009, but not in 2010.
Non-Interest Expense. Non-interest expense increased by $256,000, or 8.0%, to $3.5 million for the year ended December 31, 2010, compared to $3.2 million for the year ended December 31, 2009. The increase was primarily the result of a $155,000 increase in compensation and employee benefits expense, a $17,000 increase in occupancy expense, a $30,000 increase in service bureau expense, a $20,000 increase in advertising expense, and a $85,000 increase in other operating expense. The increase in other operating expense was due to a $26,000 increase in legal and other professional expense and a $59,000 increase in other expense.
Income Tax Expense. Income tax expense amounted to $335,000 and $182,000 for the fiscal years ended December 31, 2010 and 2009, respectively. Our effective tax rate was 33.7% and 28.2% for fiscal 2010 and 2009, respectively.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. The table also reflects the yields on Century Next Financial’s interest-earning assets on costs of interest-bearing liabilities at December 31, 2010 and 2009.

	Year Ended December 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$70,964	$4,436	6.25%	$64,911	$4,188	6.45%
Investment securities	6,789	178	2.62	7,088	217	3.07
Other interest-earning assets	7,199	1	0.01	2,969	1	0.04

Total interest-earning assets	84,952	4,615	5.43%	74,968	4,406	5.88%

Non-interest-earning assets	7,802			6,976

Total assets	$92,754			$81,944

Interest-bearing liabilities:
Savings, NOW and money market accounts	28,988	151	0.52%	25,370	197	0.78%

Certificates of deposit	42,853	842	1.96	40,255	1,096	2.72

Total interest-bearing deposits	71,841	993	1.38	65,625	1,293	1.97
FHLB advances and other borrowings	1,077	13	1.21	1,070	5	—

Total interest-bearing liabilities	72,918	1,006	1.38%	66,695	1,298	1.97%

Non-interest-bearing liabilities	9,425			7,981

Total liabilities	82,343			74,676
Equity	10,411			6,732

Total liabilities and equity	$92,754			$81,408

Net interest-earning assets	$12,034			$8,273

Net interest income; average interest rate spread		$3,609	4.05%		$3,108	3.91%

Net interest margin(2)			4.25%			4.15%

Average interest-earning assets to average interest-bearing liabilities			116.50%			114.20%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,			Year Ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(124)	$372	$248	$(192)	$312	$120
Investment securities	(30)	(9)	(39)	(103)	25	(78)
Other interest-earning assets	(1)	1	—	(52)	(33)	(85)

Total interest income	(155)	364	209	(347)	304	(43)

Interest expense:
Savings, NOW and money market accounts	(81)	35	(46)	(31)	23	(8)
Certificates of deposit	(331)	77	(254)	(491)	74	(417)

Total deposits	(412)	112	(300)	(522)	97	(425)
FHLB advances and other borrowings	8	—	8	—	(4)	(4)

Total interest expense	(404)	112	(292)	(522)	93	(429)

Increase (decrease) in net interest income	$249	$252	$501	$175	$211	$386

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
Loan loss provisions of $43,000 were made to the allowance during the year ended December 31, 2010 compared to a provision of $16,000 in fiscal 2009. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Exposure to Changes in Interest Rates
Bank of Ruston’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. Bank of Ruston’s interest-earning assets consist primarily of residential mortgage loans which have short-term fixed rates of interest for three to five years which amortize up to 30 years and commercial loans which have fixed or, in some limited circumstances, adjustable rates of interest and terms up to five years. Bank of Ruston’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products. Consequently, Bank of Ruston’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. At December 31, 2010, certificates of deposit amounted to $38.7 million or 49.7% of total assets at such date.
Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest
Rates
In Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$20,092	$(145)	(1)%	19.48%	6	bp
200	20,307	70	—	19.59	17	bp
100	20,367	130	1	19.58	16	bp
50	20,308	71	—	19.51	9	bp
Static	20,237	—	—	19.42	—
(50)	20,114	(122)	(1)	19.30	(12	)bp
(100)	20,124	(112)	(1)	19.29	(13	)bp
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV simulation model above provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.
Liquidity and Capital Resources
Century Next Financial maintains levels of liquid assets deemed adequate by management. Century Next Financial adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Century Next Financial also adjusts liquidity as appropriate to meet asset and liability management objectives.
Century Next Financial’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Bank of Ruston sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Bank of Ruston invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Bank of Ruston’s cash and cash equivalents amounted to $7.6 million at December 31, 2010.

A significant portion of Bank of Ruston’s liquidity consists of non-interest earning deposits. Bank of Ruston’s primary sources of cash are principal repayments on loans and increases in deposit accounts. If Bank of Ruston requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At December 31, 2010, Bank of Ruston had advances of $415,000 from the Federal Home Loan Bank of Dallas and had $41.2 million in borrowing capacity. Additionally, at December 31, 2010, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $2.5 million. There were no amounts purchased under this agreement as of December 31, 2010.
At December 31, 2010, Bank of Ruston had outstanding loan commitments of $3.8 million to originate loans. At December 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $30.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Bank of Ruston intends to utilize its liquidity to fund its lending activities.
Bank of Ruston is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2010, Bank of Ruston exceeded each of its capital requirements with ratios of 14.6%, 21.1% and 21.4%, respectively.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we require collateral or other security to support financial instruments with off—balance sheet credit risk.
Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2010.

	Total
	Amounts
	Committed at	Amount of Commitment Expiration – Per Period
	December 31,	To 1	1-3	4-5	After 5
	2010	Year	Years	Years	Years
	(In thousands)
Letters of credit	$—	$—	$—	$—	$—
Standby letters of credit	159	159	—	—	—
Unused lines of credit	3,198	3,198	—	—	—
Undisbursed portion of loans in process	443	443	—	—	—
Commitments to originate loans	3,788	3,788	—	—	—

Total commitments	$7,588	$7,588	$—	$—	$—

Contractual Cash Obligations. The following table summarizes our contractual cash obligations, consisting of certificates of deposit, at December 31, 2010.

	Total at	Payments Due By Period
	December 31,	To 1	1-3	4-5	After 5
	2010	Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$33,276	$30,879	$2,267	$130	$—

Total contractual obligations	$33,276	$30,879	$2,267	$130	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.	Financial Statements and Supplementary Data.

[Letterhead of Heard, McElroy & Vestal LLP]
The Board of Directors
Century Next Financial Corporation
Ruston, Louisiana
Report of Independent Registered Public Accounting Report
We have audited the accompanying consolidated balance sheets of Century Next Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Next Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Heard, McElroy & Vestal LLP
March 21, 2011
Shreveport, Louisiana

CENTURY NEXT FINANCIAL CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$7,581	$4,674
Investment and mortgage-backed securities	11,563	7,258
Federal Home Loan Bank stock	280	280
Loans (includes loans held for sale of $801 and $761), less allowance for loan losses of $204 and $176	71,613	66,998
Accrued interest receivable:
Loans	358	308
Securities	38	28
Premises and equipment, net of accumulated depreciation of $1,499 and $1,313	3,779	3,885
Foreclosed real estate	—	—
Other assets	2,903	2,444

Total assets	$98,115	$85,875

LIABILITIES AND EQUITY

Liabilities:
Deposits:
Savings and demand	$39,179	$31,659
Time	38,716	44,284

Total deposits	77,895	75,943

Advances from borrowers for insurance and taxes	37	21
FHLB advances	415	—
Securities sold under agreements to repurchase	588	907
Accrued interest payable	18	21
Other liabilities	854	506

Total liabilities	79,807	77,399

Equity:
Preferred Stock, $.01 par value — 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value — 9,000,000 shares authorized; 1,058,000 issued, 1,058,000 outstanding	11	—
Additional Paid In Capital	9,821	—
Unearned ESOP Shares (65,870 shares)	(661)	—
Accumulated other comprehensive income, net of taxes of $37 and $35	73	69
Retained earnings	9,064	8,407

Total equity	18,308	8,476

Total liabilities and equity	$98,115	$85,875

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years Ended
	December 31,
	2010	2009

Interest income:
First mortgage loans	$661	$748
Consumer and other loans	3,775	3,440
Investment securities	178	217
Other	1	1

Total interest income	4,615	4,406

Interest expense:
Savings and interest-bearing demand deposits	151	197
Time deposits	842	1,096
Other borrowings	13	5

Total interest expense	1,006	1,298

Net interest income	3,609	3,108
Provision for loan losses	43	16

Net interest income after provision for loan losses	3,566	3,092

Noninterest income:
Service charges	180	201
Loan fees	562	408
Gain on sale of foreclosed real estate	3	—
Gain on cash value of life insurance	44	28
Gain on sale of fixed assets	53	—
Other operating income	58	136

Total noninterest income	900	773

Noninterest expense
Salaries and benefits	2,084	1,929
Occupancy expense	372	355
Expense of foreclosed real estate	1	8
FDIC deposit insurance	104	140
Outside service fees	100	97
Service bureau expenses	155	125
Advertising	139	119
Office supplies, stationery and printing	62	73
Other operating expense	458	373

Total noninterest expense	3,475	3,219

Income before income taxes	991	646
Income taxes	335	182

Net income	$656	$464

Earnings Per Common Share
Basic	$0.66	N/A
Diluted	$0.66	N/A
The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
		Additional	Unearned	Other
	Common	Paid In	ESOP	Comprehensive	Retained	Total
	Stock	Capital	Shares	Income	Earnings	Equity

Balance at December 31, 2008	$—	$—	$—	$16	$7,943	$7,959
Net income	—	—	—	—	465	465
Unrealized gain on securities available for sale, net of taxes of $27	—	—	—	53	—	53

Comprehensive income	—	—	—	—	—	518

Balance at December 31, 2009	$—	$—	$—	$69	$8,408	$8,477
Net income	—	—	—	—	656	656
Unrealized gain on securities available for sale, net of taxes of $2	—	—	—	4	—	4

Comprehensive income	—	—	—	—	—	660

Issuance of Common Stock for Initial Public Offering, net of $748 conversion cost	11	9,821	—	—	—	9,832
Shares Purchased for ESOP	—	—	(667)	—	—	(667)
ESOP Shares released for allocation	—	—	6	—	—	6

Balance at December 31, 2010	$11	$9,821	$(661)	$73	$9,064	$18,308

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$656	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43	16
Depreciation	205	184
(Gain) on sale of foreclosed real estate	(3)	—
Net (increase) decrease in loans held for sale	(40)	(175)
(Gain) loss on cash value of life insurance	(44)	—
(Gain) loss on sale of fixed assets	(53)	—
(Increase) decrease in accrued interest receivable	(60)	(26)
Increase (decrease) in accrued interest payable	(3)	(18)
(Increase) decrease in other assets	125	(414)
Increase (decrease) in other liabilities	347	89

Total adjustments	517	(344)

Net cash used by operating activities	1,173	120

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	1,760	2,506
Purchase of investment securities	(6,064)	(2,967)
Net redemption (purchase) of Federal Home Loan Bank stock	(1)	—
Proceeds from sale of foreclosed real estate	4	—
Purchases of life insurance	(542)	—
Proceeds from fixed assets	150	—
Purchase of premises and equipment, net	(197)	(398)
Net (increase) decrease in loans	(4,604)	(5,619)

Net cash provided (used) by investing activities	(9,494)	(6,478)

Cash flows from financing activities:
Net increase (decrease) in savings and demand deposits	7,520	(81)
Net increase (decrease) in time deposits	(5,569)	6,742
Increase (decrease) in advances from borrowers for insurance and taxes	16	1
Net increase (decrease) in FHLB advances	415	(53)
Net increase (decrease) in securities sold under agreements to repurchase	(319)	907
Proceeds from Issuance of Common Stock	10,580	—
Cost of Issuance of Common Stock	(748)	—
Loan to ESOP for purchase of stock	(667)	—

Net cash provided (used) by financing activities	11,228	7,516

Net increase (decrease) in cash and cash equivalents	2,907	1,158

Cash and cash equivalents at beginning of year	4,674	3,516

Cash and cash equivalents at end of year	$7,581	$4,674

Supplementary cash flow information:
Cash paid: Interest	$1,009	$1,316

Income Taxes	$49	$210

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
1.	Summary of Significant Accounting Policies
On September 30, 2010, Bank of Ruston completed its conversion from a federally chartered mutual savings bank to a stock savings bank. In connection with the conversion, Century Next Financial Corporation was formed as the holding company for Bank of Ruston and offered and sold 1,058,000 shares of common stock for a total of $9.8 million in net proceeds. During 2005, Bank of Ruston (formerly, Ruston Building & Loan Association) converted from a state chartered, mutual building and loan association to a federally chartered, mutual savings bank. The change in the entity’s name resulted from this conversion.
a.	Investments in securities
The Bank’s investments in securities are classified in two categories and accounted for as follows:
•	Securities Held to Maturity. Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the straight-line method over the period to maturity.

•	Securities Available for Sale. Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities held to maturity.
Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No such write-downs were made in fiscal 2010 or fiscal 2009.
Unrealized gains and losses, net of income taxes, on securities available for sale are accounted for in accumulated other comprehensive income as part of retained earnings. Changes in unrealized gains and losses on these securities are separately reported as components of other comprehensive income.
Gains and losses on the sale of securities available for sale are determined using the specific-identification method.
b.	Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.
Most of the Bank’s business activity is with customers located within the Ruston, Louisiana area. The loan categories are detailed in Note 3. The economy of the area is diversified but depends on timber, agriculture, and oil and gas. Although these areas of the economy and the economy in general in the area are doing well, they could decline in the future.

1.	Summary of Significant Accounting Policies (Continued)
While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near future.
c.	Loans and allowance for loan losses
Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for loan losses. Deferred loan fees are generally recognized as income under the effective yield method. Interest on loans is calculated by using the simple interest method on daily or monthly balances of the principal amount outstanding. Loans held for sale are reported at the lower of cost or market, with market value determined on the aggregate method.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.
Accrual of interest is discontinued on a loan after it is 90 days or more past due and when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is unlikely. Past due status is based on contractual terms of the loan. However, loans may be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans held for sale are disposed of within sixty days of origination; consequently, cost approximates fair value.
d.	Premises and equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation of premises and equipment is provided over the estimated useful lives of the respective assets using straight-line and accelerated methods. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.
e.	Bank Owned Life Insurance
The Bank has purchased insurance policies on the lives of certain directors and executive officers of the Bank. The Bank purchased the policies to insure the lives of certain key executives and provide additional benefits for their beneficiaries. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the balance sheets and included in other assets. At December 31, 2010 and December 31, 2009, the cash surrender value amounted to $2.5 million, and $1.9 million, respectively. The Bank may not invest more than 25 percent of its total capital in bank-owned life insurance without first notifying and obtaining authorization from the Bank’s OTS Regional Office. The bank-owned life insurance provides an attractive tax-exempt return to the Bank.

1.	Summary of Significant Accounting Policies (Continued)
f.	Income taxes
Deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Such differences arise primarily from differences in computing the provision for possible loan losses, and differences in recognizing interest expense.
g.	Cash and cash equivalents
For purposes of the statement of cash flows, the Bank considers all cash on hand and demand deposits with other banks to be cash equivalents. The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve (in thousands) requirements amounted to $581 and $533, respectively.
h.	Advertising costs
Advertising costs are expensed as incurred. Such costs (in thousands) amounted to approximately $139 and $119 for December 31, 2010 and 2009, respectively.
i.	Comprehensive income (loss)
Generally accepted accounting principles (“GAAP”) generally require that recognized revenues, expenses, gains, and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The Company presents comprehensive income in its statements of retained earnings.
j.	Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
k.	Recent accounting pronouncements
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

1.	Summary of Significant Accounting Policies (Continued)
The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it now issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the ASC carries the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. The adoption of the ASC and ASU 2009-01 did not have any effect on the Bank’s results of operations or financial position. All references to accounting literature included in the notes to the consolidated financial statements have been changed to reference the appropriate sections of the ASC.
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
2.	Investment Securities
The carrying amounts (in thousands) of investment securities and their approximate fair values at December 31, 2010 and 2009 are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgage backed securities:
GNMA certificates	$14	$—	$—	$14
FHLB certificates	2,305	90	—	2,395
FNMA certificates	1,347	24	—	1,371
FNR certificates	230	1	—	231
SBA pools	7	—	—	7
U.S. Government obligations	7,103	5	13	7,095
Municipal securities	310	3	—	313

	$11,316	$123	$13	$11,426

Securities held to maturity:
Mortgage backed securities:
FHLB certificates	$3	$—	$—	3
SBA pools	134	1	1	134

	$137	$1	$1	$137

2.	Investment Securities (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Securities available for sale:
Mortgage backed securities:
FHLB certificates	$3,034	$80	$—	$3,114
GNMA certificates	15	—	—	15
FNMA certificates	2,293	13	3	2,303
FNR certificates	257	6	—	263
SBA pools	8	—	—	8
U.S. Government obligations	1,029	6	—	1,035
Municipal securities	345	3	—	348

Total debt securities	6,981	108	3	7,086
Equity securities	1	—	—	1

	$6,982	$108	$3	$7,087

Securities held to maturity:
SBA pools	$171	$1	$1	$171

The following table shows the gross unrealized losses (in thousands) and fair value of the Bank’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed securities:
U.S. Government obligations	$6,083	$13	$—	$—	$6,083	$13
FNMA certificates	—	—	—	—	—	—
FNR certificates	—	—	—	—	—	—
FHR certificates	—	—	—	—	—	—
SBA pools	—	—	61	1	61	1

	$6,083	$13	$61	$1	$6,144	$14

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed securities:
FNMA certificates	$629	$2	$—	$—	$629	$2
FNR certificates	—	—	463	1	463	1
FHR certificates	—	—	42	—	42	—
SBA pools	—	—	93	2	93	2

	$629	$2	$598	$3	$1,227	$5

2.	Investment Securities (Continued)
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Market changes in interest rates and market changes in credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses. The Company has determined that there was no other-than-temporary impairment associated with these securities at December 31, 2010 and 2009.
The scheduled maturities of debt securities at December 31, 2010 are as follows:

	Securities Held to Maturity		Securities Available for Sale
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3	$3	$1,007	$1,012
Due from one year to five years	—	—	6,096	6,083
Due from five to ten years	134	134	411	414
Due after ten years	—	—	3,802	3,917

	$137	$137	$11,316	$11,426

The FHLB stock is a restricted investment security, and is carried at cost. Total (in thousands) at December 31, 2010 was $280; at December 31, 2009, it was $280.
The following table summarizes investment activities (in thousands) for the periods ending December 31, 2010 and 2009:

	December 31,
	2010		2009
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$—	$6,064	$—	$2,967

Maturities of securities	$34	$1,726	$104	$2,403

3.	Loans
Loans (in thousands) at December 31, 2010 and 2009, consist of the following:

	December 31,
	2010	2009

Held for sale (one- to four family)	$801	$761
Residential real estate (one-to four family)	35,466	35,338
Commercial real estate and lines of credit	12,853	12,670
Multifamily real estate	2,027	2,247
Land	6,891	4,292
Residential construction	777	1,365
Commercial business	5,970	4,436
Home equity lines of credit	1,250	1,697
Consumer non-real estate	5,740	4,337
Overdrafts	42	31

	71,817	67,174
Allowance for loan losses	(204)	(176)

	$71,613	$66,998

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	December 31,
	2010	2009

Beginning balance	$176	$183
Provision for loan losses	43	16
Loans charged off	(18)	(24)
Recoveries	3	1

Ending Balance	$204	$176

Loans on which the accrual of interest has been discontinued amounted to approximately $423 and $248 at December 31, 2010 and 2009, respectively. Had nonaccrual loans been current during the year per their original terms, interest income would have increased by approximately $22 for 2010 and $10 for 2009. Impaired loans are not significant.
The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default. At December 31, 2010 and December 31, 2009, loans sold (in thousands) for which the Bank is contingently liable to repurchase amounted to approximately $10,793 and $7,919. The Bank also is committed to sell loans (in thousands) approximating $801 and $761 at December 31, 2010 and 2009, respectively.
The Bank grants consumer, commercial and residential loans to customers in Ruston, Louisiana and the surrounding area. Although the Bank has a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general economic sector.

4.	Premises and Equipment
Premises and equipment (in thousands) at December 31, 2010 and 2009, are summarized as follows:

	Estimated	December 31,
	Useful Lives	2010	2009

Land		$1,080	$1,150
Buildings and improvements	15-40 years	2,934	2,898
Furniture, fixtures and equipment	3-10 years	1,227	1,121
Vehicles	4 years	37	29

		5,278	5,198
Less — accumulated depreciation		(1,499)	(1,313)

Premises and equipment		$3,779	$3,885

Depreciation (in thousands) charged to operations amounted to $205 in 2010 and $184 in 2009 for the years ending in December.
5.	Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and Tangible capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

5.	Regulatory Capital (Continued)
As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	14,502	21.36%	5,432	≥8.0%	6,790	≥10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	14,318	21.09%	2,716	≥4.0%	4,074	≥6.0%
Core (Tier 1) Capital (to Total Assets)	14,318	14.60%	3,923	≥4.0%	4,904	≥5.0%
Tangible Capital (to Total Assets)	14,318	14.60%	1,471	≥1.5%	N/A	N/A

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	8,580	13.93%	4,927	≥8.0%	6,159	≥10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	8,407	13.65%	N/A	N/A	3,695	≥6.0%
Core (Tier 1) Capital (to Total Assets)	8,407	9.79%	3,434	≥4.0%	4,293	≥5.0%
Tangible Capital (to Total Assets)	8,407	9.79%	1,288	≥1.5%	N/A	N/A
The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

	December 31,
	2010	2009
GAAP equity	$15,054	$8,476
Allowance for loan losses/other	(552)	104

Total capital	$14,502	$8,580

6.	Related Party Transactions
At December 31, 2010 and 2009, certain officers, directors, or companies in which they have 10% or more beneficial ownership were indebted to the Bank in the approximate aggregate amounts (in thousands) of $897 and $2,249, respectively. Such parties held deposits (in thousands) in the Bank in the approximate amounts of $3,763 and $4,680 at December 31, 2010 and 2009, respectively. Total principal additions (in thousands) were $582 and $1,716 and total principal payments (in thousands) were $1,934 and $1,805 for the years ended December 31, 2010 and 2009, respectively.
7.	Commitments and Contingencies
In the ordinary course of business, the Bank has outstanding commitments on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. As of December 31, 2010 and December 31, 2009, the Bank had $7,429 and $1,993, respectively, of loan commitments outstanding (in thousands), including loans in process and unused lines of credit. Letters and standby letters of credit (in thousands) outstanding at December 31, 2010 and December 31, 2009 amounted to $159 and $1,036, respectively.

7.	Commitments and Contingencies (Continued)
When entered into, these commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank’s exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.
The Bank is party to agreements for the provision of data processing and imaging services. These agreements generally run until October 2011 at approximately $11,000 (including a $3,000 fixed fee) per month. Certain agreements automatically renew for a successive five year term at market rates at the end of the current term, if no advance notice of termination is given.
Future estimated minimum payments (in thousands) at December 31, 2010 under these agreements are as follows:

2011 (end of term)	$103

$103

As of December 31, 2010 and 2009, the Bank had interest rate lock commitments and corresponding forward sale commitments related to these interest rate lock commitments with notional amounts (in thousands) of $1,278 and $1,483, respectively. The fair value of such commitments offset to zero, and the gross value was immaterial.
8.	Deposits
Deposits (in thousands) at December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31,
	2010		2009
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate
Savings and Demand
Non interest bearing accounts	$7,881	—	$7,065	—
Interest bearing checking	15,997	0.40%	13,919	0.40%
Savings accounts	6,839	0.40%	6,716	0.40%
Money market	8,462	1.00%	3,959	1.00%

	39,179		31,659

Time
0.00% to 0.99%	3,977	0.74%	—	—
1.00% to 1.99%	21,142	1.37%	14,958	1.62%
2.00% – 2.99%	11,900	2.36%	17,294	2.19%
3.00% – 3.99%	1,697	3.11%	11,557	3.26%
4.00% – 4.99%	—	—	475	4.16%
5.00% – 5.99%	—	—	—	—

Total time deposits	38,716		44,284

Total deposits	$77,895		$75,943

8.	Deposits (Continued)
Scheduled maturities of time deposits, excluding IRA accounts, at December 31, 2010 are as follows:

2011	$30,879
2012	2,267
Thereafter	130

$33,276

Time deposits (in thousands) of $100,000 or more amounted to approximately $14,102 and $18,985 at December 31, 2010 and 2009, respectively.
9.	Income Taxes
Income tax expense (in thousands) as of December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009

Federal:
Current	$320	$142
Community Renewal credits	—	(22)
Deferred	15	62

Total income taxes	$335	$182

A reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Federal statutory income tax rate	34.0%	34.0%
Wage credits	—	(2.2)
Non-taxable income	(1.0)	(4.1)
Other	0.7	0.5

Effective tax rate expense (benefit)	33.7%	28.2%

The components of the deferred income taxes (in thousands) included in other assets in the statements of condition are approximately as follows:

	December 31,
	2010	2009

Allowance for loan losses	$142	$130
Deferred compensation	40	30

Subtotal deferred tax assets	182	160

Depreciation	(109)	(88)
Unrealized gains on securities available for sale	(37)	(35)

Subtotal deferred tax liability	(146)	(123)

Total deferred income tax asset, net	$36	$37

9.	Income Taxes (Continued)
These deferred tax assets and liabilities arise from temporary differences related to the allowance for loan losses, accumulated depreciation, accrued interest payable, and unrealized gains or losses on investment securities available for sale. The major difference in reported income tax expense and expected income taxes based upon pretax income results from Community Renewal credits and changes in the cash surrender value of life insurance. Other liabilities at December 31, 2010 and 2009 include income taxes payable (in thousands) of $245 and $21.
The Bank, as required by accounting standards, reviewed its various tax positions taken or expected to be taken in its tax returns and has determined it does not have unrecognized tax benefits, nor does it expect that position to change significantly over the next twelve months. The Bank recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, it has not accrued interest or penalties related to uncertain tax positions.
The Bank files an annual U.S. Federal income tax return. Federal income tax returns for the tax years 2008 and beyond remain subject to examination by the Internal Revenue Service.
10.	Foreclosed Real Estate
Foreclosed real estate represents property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. The Bank also transfers to this category those loans meeting the applicable criteria for loans considered repossessions insubstance. Amounts are carried at the lower of cost of acquisition or the asset’s fair value less estimated costs to sell. Reductions in the balance at the date of acquisition are charged to the allowance for loan losses. Any subsequent writedowns to reflect current fair value are charged to noninterest expense and credited to foreclosed real estate. Direct costs incurred in foreclosures are also charged to noninterest expense. At December 31, 2010 and 2009, the Bank held no foreclosed real estate.
11.	Retirement Plans
The Bank participates in a multi-employer, noncontributory defined benefit retirement plan sponsored by Pentegra Defined Benefit Plan for Financial Institutions. Effective March 1, 2007, the Bank elected to freeze the benefits provided under the plan to existing participants, to cease future benefit accruals, and to cease eligibility for future employees. Those participants in the Plan as of March 1, 2007 will receive a benefit equal to the benefit accrued under the Plan as of that date. The Bank incurred pension contribution expense (in thousands) of $60 in 2010 and $60 in 2009.
The Bank also participates in an employee 401(k) retirement plan. Participants may contribute up to 50% of their compensation to the plan, with the Bank matching 75% of the participants’ elective deferrals up to a maximum of 6% of compensation. The Bank’s contribution expense (in thousands) to this plan amounted to $53 and $44 for December 2010 and 2009.
The Company established an Employee Stock Ownership Plan (ESOP) with the initial public offering. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21. The ESOP purchased 66,704 shares which was facilitated by a loan from the Company to the ESOP in the amount of $667,040. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The corresponding note is being repaid in 80 quarterly debt service payments of $11,372 on the last business day of each quarter, beginning December 31, 2010, at a rate of 3.25%
The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors. Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in the Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments on the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

11.	Retirement Plans (Continued)
As compensation expense is incurred, the Unearned ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense for the year ended December 31, 2010 was $10,000. Shares released in 2010 were 833.8 and the market value of the unreleased shares (65,870) at December 31, 2010 was $757,507.
12.	Deferred Compensation Plan
The Bank implemented a deferred compensation plan in late 1993 for certain key employees, and in 1996 for certain directors. The plans generally provide for retirement, death or disability payments, payable over 25 years (20 years for directors). The Bank obtained insurance on these individuals to provide for funding of the plan; however, the policies themselves are not pledged against the benefits. The plan limits the ultimate benefits to the cash surrender value (CSV) in the policies, after a certain return is realized by the Bank from those policies. Thus, based upon this limitation, deferred compensation is recognized to the extent of the CSV increase each year, once the Bank realizes its return.
Following is a summary of deferred compensation payable (in thousands) and the related cash values of the life insurance contracts for December 31, 2010 and 2009:

	December 31,
	2010	2009

Cash surrender value of life insurance contracts	$2,506	$1,920
Earnings (loss) of life insurance contracts-directors	42	86
Earnings (loss) of life insurance contracts-officers	44	6
Deferred compensation payable-directors	300	213
Deferred compensation payable officers	237	210
13.	Borrowings
Borrowings include advances from the Federal Home Loan Bank. Such advances are secured by deposit accounts in the Federal Home Loan Bank, Bank-owned capital stock in the Federal Home Loan Bank, and investment securities held in the custody of the Federal Home Loan Bank.
These advances (in thousands) as of December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009

Long-term advance dated 9-22-10, monthly payment (in thousands) of $4 for ten years, including interest fixed at 3.234%	$415	$—

The Bank has borrowing (in thousands) available to it as of December 31, 2010 in the approximate amount of $41,203 under current terms with the Federal Home Loan Bank.
Additional borrowing also is available through another bank for federal funds purchases. As of December 31, 2010, this credit line is for a maximum borrowing limit (in thousands) of $2,500 at the existing federal funds rate of the lender, and expires June 1, 2011. No amounts were outstanding on this credit line at December 31, 2010 or December 31, 2009.

13.	Borrowings (Continued)
The Bank has overnight repurchase agreements with certain checking account customers, which are shown as securities sold under agreements (“repos”) to repurchase. At December 31, 2010 and December 31, 2009, the amount (in thousands) outstanding was $588 and $907, respectively. Interest expense (in thousands) on the repos was $10 as of December 31, 2010 and $4 as of December 31, 2009. The market value of the collateral was approximately equal to the amounts outstanding. The average balance outstanding (in thousands) as of December 31, 2010 was $951. The maximum balance outstanding (in thousands) for the year ended December 31, 2010 was $1,372.
14.	Fair Value Measurements
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

14.	Fair Value Measurements (Continued)
The following table presents financial assets and liabilities (in thousands) measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

				Estimated
	Level 1	Level 2	Level 3	Fair Value

December 31, 2010
Securities available for sale:
FHLB certificates	$—	$2,395	$—	$2,395
GNMA certificates	—	14	—	14
FNMA certificates	—	1,371	—	1,371
FNR certificates	—	231	—	231
SBA pools	—	7	—	7
U.S. Government obligations	—	7,095	—	7,095
Municipal securities	—	313	—	313

	$—	$11,426	$—	$11,426

				Estimated
	Level 1	Level 2	Level 3	Fair Value

December 31, 2009
Securities available for sale:
FHLB certificates	$—	$3,114	$—	$3,114
GNMA certificates	—	15	—	15
FHLMC certificates	—	1,035	—	1,035
FNMA certificates	—	2,303	—	2,303
FNR certificates	—	263	—	263
SBA pools	—	8	—	8
Municipal securities	—	348	—	348
Equity securities	—	1	—	1

	$—	$7,087	$—	$7,087

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell. Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements). The Bank held no foreclosed real estate at December 31, 2010 or December 31, 2009.
15.	Subsequent Events
The Bank is required to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the consolidated financial statements. The Bank performed such an evaluation through March 21, 2011, the date which the consolidated financial statements were available to be issued, and noted no such subsequent events.
16.	Conversion and Stock Offering
On September 30, 2010, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Century Next Financial (the “Company”), and the Company completed an initial public offering in which it issued 1,058,000 shares of its common stock for a total of $10.6 million in gross offering proceeds and $9.8 million in net proceeds.

16.	Conversion and Stock Offering (Continued)
In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.
In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A.	Controls and Procedures.
(a) Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
(b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held in May, 2011 (the “Proxy Statement”).
The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.bankruston.com.

Item 11.	Executive Compensation.
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
The Company had no equity compensation plans as of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation — Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) — Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) The following financial statements are incorporated by reference from Item 8 hereof:
(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Century Next Financial Corporation	(1)
3.2	Bylaws of Century Next Financial Corporation	(1)
4.0	Form of Stock Certificate of Century Next Financial Corporation	(1)
10.1	Bank of Ruston Officers’ Deferred Compensation Plan*	(1)
10.2	Bank of Ruston Death Benefit Only Income Continuation Plan*	(1)
10.3	Bank of Ruston Directors’ Indexed Deferred Compensation Plan*	(1)
10.4	Bank of Ruston Directors’ Deferral Income Plan*	(1)
21.0	Subsidiaries of the Registrant	Reported in Item 1
23.0	Consent of Heard McElroy & Vestal, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Century Next Financial’s registration statement on Form S-1, filed June 7, 2010, as amended (SEC File No. 333-167589).
(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.
(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION
March 29, 2011	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Thomas W. Rogers
Thomas W. Rogers	Chairman of the Board	March 29, 2011
/s/ Benjamin L. Denny
Benjamin L. Denny	President and Chief Executive Officer	March 29, 2011
/s/ G. Randall Allison
G. Randall Allison	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2011
/s/ J. Brandon Ewing
J. Brandon Ewing	Director	March 29, 2011
/s/ William D. Hogan
William D. Hogan	Director	March 29, 2011
/s/ Daniel D. Reneau
Daniel D. Reneau	Director	March 29, 2011
/s/ Scott R. Thompson
Scott R. Thompson	Director	March 29, 2011
/s/ Dewey C. Thurmon
Dewey C. Thurmon	Director	March 29, 2011
/s/ Neal Walpole
Neal Walpole	Director	March 29, 2011