Form 10-Q
period 2011-03-31
CENTURY NEXT FINANCIAL Corp
filed 2011-05-13
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 13, 2011, 1,058,000 shares of the Registrant’s common stock were issued and outstanding.

Century Next Financial Corporation
Form 10-Q

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,014	$7,581
Investment and mortgage-backed securities	11,180	11,563
Federal Home Loan Bank stock	280	280
Loans (includes loans held for sale of $1,619 and $801), less allowance for loan losses of $204 and $204	74,252	71,613
Accrued interest receivable:
Loans	360	358
Securities	37	38
Premises and equipment, net of accumulated depreciation of $1,554 and $1,499	3,905	3,779
Foreclosed real estate	-	-
Other assets	2,937	2,903

Total assets	$97,965	$98,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Savings and demand	$44,914	$44,618
Time	32,497	33,277
Total deposits	77,411	77,895

Advances from borrowers for insurance and taxes	49	37
FHLB advances	406	415
Securities sold under agreements to repurchase	866	588
Accrued interest payable	20	18
Other liabilities	769	854
Total liabilities	79,521	79,807

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value - 9,000,000 shares authorized; 1,058,000 issued; 1,058,000 outstanding	11	11
Additional Paid In Capital	9,824	9,821
Unearned ESOP Shares (65,036 shares and 65,870 shares)	(653)	(661)
Accumulated other comprehensive income, net of taxes of $35 and $37	68	73
Retained earnings	9,194	9,064
Total stockholders’ equity	18,444	18,308

Total liabilities and stockholders’ equity	$97,965	$98,115

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Interest income:
First mortgage loans	$151	$174
Consumer and other loans	972	894
Investment securities	43	51
Other	-	1
Total interest income	1,166	1,120

Interest expense:
Savings and interest-bearing demand deposits	79	58
Time deposits	116	207
Other borrowings	5	2
Total interest expense	200	267

Net interest income	966	853
Provision for loan losses	-	-

Net interest income after provision for loan losses	966	853

Noninterest income:
Service charges	49	39
Loan fees	121	64
Gain on sale of foreclosed real estate	5	3
Gain on cash value of life insurance	15	8
Gain on sale of fixed assets	-	53
Other operating income	14	9
Total noninterest income	204	176

Noninterest expense
Salaries and benefits	573	507
Occupancy expense	97	101
Expense of foreclosed real estate	-	1
FDIC deposit insurance	21	26
Outside service fees	23	20
Service bureau expenses	49	33
Advertising	22	25
Deposit/fraud loss	16	3
Legal and professional	31	-
Office supplies, stationery and printing	23	21
Other operating expense	106	91
Total noninterest expense	961	828

Income before income taxes	209	201
Income taxes	79	61
Net income	$130	$140
Earnings Per Common Share
Basic	$0.13	N/A
Diluted	$0.13	N/A

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Additional	Unearned	Other
	Common	Paid In	ESOP	Comprehensive	Retained	Total
	Stock	Capital	Shares	Income	Earnings	Equity

Balance at December 31, 2009	$-	$-	$-	$69	$8,407	$8,476
Net income	-	-	-	-	140	140
Unrealized gain on securities available for sale, net of taxes of $9	-	-	-	17	-	17
Comprehensive income	-	-	-	-	-	157

Balance at March 31, 2010	$-	$-	$-	$86	$8,547	$8,633

Balance at December 31, 2010	$11	$9,821	$(661)	$73	$9,064	$18,308
Net income	-	-	-	-	130	130
Unrealized (loss) on securities available for sale, net of taxes of $2	-	-	-	(5)	-	(5)
Comprehensive income	-	-	-	-	-	125

ESOP shares released for allocation	-	3	8	-	-	11

Balance at March 31, 2011	$11	$9,824	$(653)	$68	$9,194	$18,444

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Three Months Ended March 31,
		2011	2010
	Cash flows from operating activities:
	Net income	$130	$140
	Adjustments to reconcile net income to net cash used by operating activities:
	Provision for loan losses	-	-
	Depreciation	55	48
	Amortization, accretion and fair market adjustments to investments	21	-
	Gain on sale of foreclosed real estate	-	(3)
	Gain on cash value of life insurance	(15)	(8)
	Gain on sale of fixed assets	-	(53)
	Net increase in loans held for sale	(818)	(1,624)
	Increase in accrued interest receivable	(1)	(44)
	Increase (decrease) in accrued interest payable	1	(1)
	(Increase) decrease in other assets	(1)	69
	Increase (decrease) in other liabilities	(85)	19
	Total adjustments	(843)	(1,597)
	Net cash used by operating activities	(713)	(1,457)

	Cash flows from investing activities:
	Proceeds from sales and maturities of investment securities	357	368
	Proceeds from sale of foreclosed real estate	12	4
	Purchases of life insurance	(29)	-
	Proceeds from sale of fixed assets	-	150
	Purchase of premises and equipment, net	(181)	(38)
	Net increase in loans	(1,821)	(1,818)
	Net cash used by investing activities	(1,662)	(1,334)

	Cash flows from financing activities:
	Net increase in savings and demand deposits	296	1,992
	Net decrease in time deposits	(780)	(1,084)
	Increase in advances from borrowers for insurance and taxes	11	11
	Net decrease in FHLB advances	(9)	-
	ESOP shares released	11	-
	Net increase in securities sold under agreements to repurchase	279	51
	Net cash provided (used by) financing activities	(192)	970
	Net decrease in cash and cash equivalents	(2,567)	(1,821)

	Cash and cash equivalents at beginning of year	7,581	4,674

	Cash and cash equivalents at end of year	$5,014	$2,853

	Supplementary cash flow information:
Cash paid:	Interest	$199	$268
	Income Taxes	$200	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results which may be expected for the year ending December 31, 2011.  Certain items previously reported have been reclassified to conform with the current reporting period’s format.  The Company was organized by Bank of Ruston in June 2010 to facilitate Bank of Ruston’s conversion from the mutual to stock form of organization, which was completed on September 30, 2010. Financial statements prior to the conversion are the financial statements of Bank of Ruston.

The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”).

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011.  In preparing these financial statements, the company evaluated the events and transactions that occurred from March 31, 2011 through May 13, 2011, the date these financial statements were issued.

Use of Estimates

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

Nature of Operations

Century Next Financial Corporation, a Louisiana Corporation was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership.  A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received net proceeds of approximately $9.8 million, net of offering costs of approximately $748,000.  The Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”).

Note 1 – Basis of Presentation (Continued)

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

Note 2 – Recent Accounting Pronouncements (continued)

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

Note 3 – Investment Securities

The following table summarizes investment activities (in thousands) for the three month period ending March 31, 2011:

	March 31, 2011
	Held to Maturity	Available for Sale

Purchases of securities	$-	$-
Maturities of securities	$7	$350

Note 4 – Loans

Loans (in thousands) at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Held for sale (one- to-four family)	$1,619	$801
Residential real estate (one- to-four family)	37,881	35,466
Commercial real estate and lines of credit	12,673	12,853
Multifamily real estate	1,982	2,027
Land	6,229	6,891
Residential construction	811	777
Commercial business	6,124	5,970
Home equity lines of credit	1,369	1,250
Consumer non-real estate	5,700	5,740
Overdrafts	68	42
	74,456	71,817
Allowance for loan losses	(204)	(204)
	$74,252	$71,613

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	March 31, 2011	December 31, 2010
Beginning balance	$204	$176
Provision for loan losses	-	43
Loans charged off	(3)	(18)
Recoveries	3	3
Ending balance	$204	$204

Note 4 – Loans (continued)

Loans on which the accrual of interest has been discontinued amounted to approximately $65,000 and $423,000 at March 31, 2011 and December 31, 2010, respectively.  Had nonaccrual loans been current per their original terms, interest income would have increased by approximately $4,000 and $22,000 for the three months ended March 31, 2011, and year ended December 31, 2010, respectively.  Impaired loans at March 31, 2011 and December 31, 2010 are not significant.

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At March 31, 2011, loans sold (in thousands) for which the Bank is contingently liable to repurchase amounted to approximately $12,815.  The Bank also is committed to sell loans (in thousands) approximating $1,619, at March 31, 2011.

Note 5 – Regulatory Capital

As of March 31, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts (in thousands) and ratios as of March 31, 2011 and December 31, 2010 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		Required For Capital Adequacy Purposes:		Required To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital (to Risk Weighted Assets)	14,678	20.82%	5,569	≥8.0%	6,962	≥10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	14,492	21.08%	2,785	≥4.0%	4,177	≥6.0%
Core (Tier 1) Capital (to Total Assets)	14,492	14.78%	3,923	≥4.0%	4,904	≥5.0%
Tangible Capital (to Total Assets)	14,492	14.78%	1,471	≥1.5%	N/A	N/A

As of December 31, 2010
Total capital (to Risk Weighted Assets)	14,502	21.36%	5,432	≥8.0%	6,790	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	14,318	21.09%	2,716	≥4.0%	4,074	≥6.0%
Core (Tier I) Capital (to Total Assets)	14,318	14.60%	3,923	≥4.0%	4,904	≥5.0%
Tangible Capital (to Total Assets)	14,318	14.60%	1,471	≥1.5%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at March 31, 2011 and December 31, 2010 (dollars in thousands).

	March 31, 2011	December 31, 2010
GAAP equity	$15,215	$15,054
Allowance for loan losses/other	(537)	(552)
Total capital	$14,678	$14,502

Note 6 – Deposits

Deposits (in thousands) at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Savings and Demand
Noninterest bearing accounts	$7,984	--	$7,881	--
Interest bearing checking	14,829	0.40%	15,997	0.40%
Savings accounts	13,212	1.35%	12,278	1.33%
Money market	8,889	1.00%	8,462	1.00%
	$44,914		$44,618
Time Deposits
0.00% to 0.99%	$5,918	0.70%	$3,977	0.74%
1.00% to 1.99%	20,638	1.31%	21,142	1.37%
2.00% to 2.99%	5,295	2.24%	6,461	2.23%
3.00% to 3.99%	646	3.14%	1,697	3.11%
4.00% to 4.99%	--	--	--	--
5.00% to 5.99%	--	--	--	--

Total time deposits	$32,497		$33,277
Total deposits	$77,411		$77,895

Scheduled maturities of time deposits, excluding IRA accounts, at March 31, 2011 are as follows:

2011	$24,644
2012	6,538
2013	219
Thereafter	130
$31,531

Time deposits of $100,000 or more amounted (in thousands) to approximately $16,138, at March 31, 2011.

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

●
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume).

Note 7 – Fair Value Measurements (Continued)

●
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

The following table presents financial assets and liabilities (in thousands) measured at fair value on a recurring basis at March 31, 2011:

					Estimated
	Level 1	Level 2	Level 3		Fair Value
March 31, 2011
Securities available for sale:
FHLB certificates	$-	$2,225	$		$2,225
GNMA certificates	-	14		-	14
FNMA certificates	-	1,312		-	1,312
FNR certificates	-	97		-	97
SBA pools	-	7		-	7
U. S. Government obligations	-	7,084		-	7,084
Municipal securities	-	311		-	311
	$-	$11,050		$-	$11,050

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at March 31, 2011.

Note 8 – Mutual to Stock Conversion

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2010 to March 31, 2011 and on its results of operations during the first quarters of 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

The Company’s total assets decreased by $150,000, or 0.2%, to $98.0 million at March 31, 2011, compared to $98.1 million at December 31, 2010.  During the three months ended March 31, 2011, the largest increase in our assets was in loans receivable, net, which increased $2.6 million, or 3.7%. Premises and equipment, net, increased $126,000 or 3.3%, for the period. The largest decrease was in cash and cash equivalents, which decreased $2.6 million, or 33.9%, at March 31, 2011 compared to December 31, 2010.  Investment and mortgage-backed securities decreased $383,000, or 3.3%, at March 31, 2011.

Loans receivable, net, increased by $2.6 million, or 3.7%, to $74.3 million at March 31, 2011 compared to $71.6 million at December 31, 2010.  During the three months ended March 31, 2011 our total loan originations amounted to $15.0 million, loan principal payments were $3.8 million and loan sales were $8.6 million.  The increase in loans receivable, net, was primarily due to increases in one- to-four family loans held for sale of $818,000, one- to-four family residential real estate loans of $2.4 million, commercial business loans of $154,000, and home equity lines of credit of $119,000.   Such increases were partially offset by decreases of $662,000 in land loans, $180,000 in commercial real estate and lines of credit, and $45,000 in multifamily real estate loans.

Investment and mortgage-backed securities amounted to $11.2 million at March 31, 2011 compared to $11.6 million at December 31, 2010, a decrease of $383,000 or 3.3%. The decrease in investment and mortgage-backed securities at March 31, 2011 was due to maturities and paydowns received during the three-month period.

Total liabilities decreased $286,000, or 0.4%, to $79.5 million at March 31, 2011, compared to $79.8 million at December 31, 2010.  Deposits decreased by $484,000, or 0.6%, to $77.4 million at March 31, 2011, compared to $77.9 million at December 31, 2010.  Federal Home Loan Bank advances were $406,000 at March 31, 2011 compared to $415,000 at December 31, 2010.

Total equity amounted to $18.4 million at March 31, 2011 compared to $18.3 million at December 31, 2010, an increase of $136,000 or 0.7%.  The increase in total equity was due primarily to net income of $130,000 and the release of $11,000 in ESOP shares during the quarter ended March 31, 2011, partially offset by a decrease in accumulated other comprehensive income of $5,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Our net income was $130,000 for the three months ended March 31, 2011, a $10,000, or 7.1%, decrease over net income of $140,000 for the three months ended March 31, 2010.  Our average interest rate spread decreased by 9 basis points to 4.05% for the three months ended March 31, 2011 over the first quarter of 2010, while our net interest margin decreased 2 basis points to 4.29% in the first quarter of 2011 compared to the first quarter of 2010.

Our total interest income was $1.17 million for the three months ended March 31, 2011, compared to $1.12 million for the three months ended March 31, 2011, a $46,000, or 4.1%, increase.  The increase in interest income in the three-month period ended March 31, 2011 over the comparable period in 2010 was due to increases in the average balances of our interest-earnings assets, particularly loans and investments and mortgage-backed securities, which more than offset decreases in the average yields earned.

Our total interest expense was $200,000 for the three months ended March 31, 2011, a decrease of $67,000, or 25.1%, compared to $267,000 of interest expense during the first quarter of 2010.  The average rate paid on our interest-bearing liabilities decreased by 40 basis points to 1.12% in the quarter ended March 31, 2011 compared to 1.52% in the quarter ended March 31, 2010.

No provision for loan losses was made to the allowance for loan losses for either quarter ended March 31, 2011 and 2010.  Our loans receivable, net, increased by $2.6 million during the quarter ended March 31, 2011, which included $15.0 million in loan originations, offset by sales and repayments of loans.  At March 31, 2011, our allowance for loan losses amounted to $204,000, or 0.27% of net loans receivable.  Our total non-performing loans amounted to $164,000 at March 31, 2011, compared to $245,000 at March 31, 2010.  At March 31, 2011, our allowance for loan losses amounted to 124.4% of total non-performing loans.  Charge-offs of loans during the first quarter of 2011 amounted to $3,000, offset by recoveries in the amount of $3,000.

Our total non-interest income amounted to $204,000 for the quarter ended March 31, 2011 compared to $176,000 for the quarter ended March 31, 2010.

Our total non-interest expense increased by $133,000 to $961,000 for the three months ended March 31, 2011, compared to $828,000 for the three months ended March 31, 2010.  The primary reasons for the increase in non-interest expense was an increase in compensation expense of $66,000 to $573,000 for the three months ended March 31, 2011 compared to $507,000 for the three months ended March 31, 2010, an increase in service bureau expenses of $16,000, an increase in deposit/fraud loss of $13,000, an increase in legal and professional expense of $31,000, and an increase in other operating expense of $15,000 for the period.   At March 31, 2011, we had 35 full-time and two part-time employees, compared to 30 full-time and two part-time employees at March 31, 2010.  The increase of $15,000 in other operating expense was due primarily to increases in loan expenses and regulatory fees.

Income tax expense for the three months ended March 31, 2011 amounted to $79,000, an increase of $18,000 compared to $61,000 for the quarter ended March 31, 2010 resulting in effective tax rates of 37.8% and 30.3%, respectively.  The increase in the effective tax rate was due to the expiration of certain tax credits at the end of 2010.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$72,744	$1,123	6.18%	$68,160	$1,068	6.27%
Investment securities	11,377	43	1.51%	7,123	51	2.88%
Other interest-earning assets	6,049	-	0.00%	3,872	1	0.07%
Total interest-earning assets	90,170	1,166	5.17%	79,222	1,120	5.66%
Non-interest-earning assets	8,136			7,652
Total assets	$98,306			$86,874
Interest-bearing liabilities:
Savings, NOW and money market accounts	37,049	79	0.85%	29,492	58	0.79%
Certificates of deposit	33,080	116	1.40%	40,684	207	2.04%
Total interest-bearing deposits	70,129	195	1.11%	70,176	265	1.52%
Other borrowings	1,097	5	1.82%	712	2	1.12%
Total interest-bearing liabilities	71,226	200	1.12%	70,888	267	1.52%
Non-interest-bearing liabilities	8,607			7,986
Total liabilities	79,833			78,874
Equity	18,473			7,199
Total liabilities and equity	$98,306			$86,073
Net interest-earning assets	$18,944			$8,334
Net interest income; average interest rate spread		$966	4.05%		$853	4.14%
Net interest margin(2)			4.29%			4.31%
Average interest-earning assets to average interest-bearing liabilities			126.60%			112.89%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

No provision was made to the allowance during the three months ended March 31, 2011 and March 31, 2010.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  The Company’s cash and cash equivalents amounted to $5.0 million at March 31, 2011.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2011, the Company had an advance from the Federal Home Loan Bank of Dallas in the amount of $406,000 and had $39.2 million in borrowing capacity. Additionally, at March 31, 2011, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed 2.5 million. There were no amounts purchased under this agreement as of March 31, 2011.

At March 31, 2011, the Company had outstanding loan commitments of $3.1 million to originate loans.  At March 31, 2011, certificates of deposit scheduled to mature in less than one year totaled $30.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Company is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At March 31, 2011, the Company exceeded each of its capital requirements with ratios of 14.8%, 21.1% and 20.8%, respectively.

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

CENTURY NEXT FINANCIAL CORPORATION

Date: May 13, 2011	By:	/s/Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/G. Randall Allison
G. Randall Allison
Chief Financial Officer