Form 10-Q
period 2011-06-30
CENTURY NEXT FINANCIAL Corp
filed 2011-08-15
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 11, 2011, 1,058,000 shares of the Registrant’s common stock were issued and outstanding.

Century Next Financial Corporation
Form 10-Q

Item 1 – Financial Statements (unaudited)

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents	$4,100	$7,581
Investment and mortgage-backed securities	10,982	11,563
Federal Home Loan Bank stock	281	280
Loans (includes loans held for sale of $2,041 and $801), less allowance for loan losses of $213 and $204	78,329	71,613
Accrued interest receivable:
Loans	390	358
Securities	30	38
Premises and equipment, net of accumulated depreciation of $1,571 and $1,499	3,903	3,779
Foreclosed real estate	-	-
Other assets	2,994	2,903

Total assets	$101,009	$98,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Savings and demand	$47,302	$44,618
Time	33,072	33,277
Total deposits	80,374	77,895

Advances from borrowers for insurance and taxes	65	37
FHLB advances	397	415
Securities sold under agreements to repurchase	693	588
Accrued interest payable	18	18
Other liabilities	809	854
Total liabilities	82,356	79,807

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value - 9,000,000 shares authorized; 1,058,000 issued; 1,058,000 outstanding	11	11
Additional Paid In Capital	9,827	9,821
Unearned ESOP Shares (64,202 shares and 65,870 shares)	(644)	(661)
Accumulated other comprehensive income, net of taxes of $55 and $37	107	73
Retained earnings	9,352	9,064
Total stockholders’ equity	18,653	18,308

Total liabilities and stockholders’ equity	$101,009	$98,115

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest income:
First mortgage loans	$165	$168	$316	$342
Consumer and other loans	987	923	1,959	1,817
Investment securities	41	49	84	100
Other	1	-	1	1
Total interest income	1,194	1,140	2,360	2,260

Interest expense:
Savings and interest-bearing demand deposits	83	67	162	125
Time deposits	107	192	223	399
Other borrowings	5	2	10	4
Total interest expense	195	261	395	528

Net interest income	999	879	1,965	1,732
Provision for loan losses	13	2	13	2

Net interest income after provision for loan losses	986	877	1,952	1,730

Noninterest income:
Service charges	55	50	104	90
Loan fees	167	134	288	197
Gain on sale of other repossessed assets	-	-	5	3
Gain on cash value of life insurance	14	9	29	17
Gain on sale of fixed assets	136	-	136	53
Other operating income	19	17	33	26
Total noninterest income	391	210	595	386

Noninterest expense
Salaries and benefits	635	504	1,208	1,011
Occupancy expense	125	90	222	192
Expense of foreclosed real estate	-	-	-	1
FDIC deposit insurance	21	27	42	52
Personnel training and development	26	10	32	16
Outside service fees	14	28	37	48
Service bureau expenses	34	38	83	71
Advertising	28	38	50	63
Deposit/fraud loss	1	1	17	4
Legal and professional	36	-	67	-
Audit and accounting	63	11	71	21
Office supplies, stationery and printing	16	14	39	35
Internet expense	27	6	33	17
Other operating expense	125	81	211	145
Total noninterest expense	1,151	848	2,112	1,676

Income before income taxes	226	239	435	440
Income taxes	68	86	147	147
Net income	$158	$153	$288	$293
Earnings Per Common Share
Basic	$0.16	N/A	$0.29	N/A
Diluted	$0.16	N/A	$0.29	N/A

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Additional	Unearned	Other
	Common	Paid In	ESOP	Comprehensive	Retained	Total
	Stock	Capital	Shares	Income	Earnings	Equity

Balance at December 31, 2009	$-	$-	$-	$69	$8,407	$8,476
Net income	-	-	-	-	293	293
Unrealized gain on securities available for sale, net of taxes of $15	-	-	-	28	-	28
Comprehensive income	-	-	-	-	-	321

Balance at June 30, 2010	$-	$-	$-	$97	$8,700	$8,797

Balance at December 31, 2010	$11	$9,821	$(661)	$73	$9,064	$18,308
Net income	-	-	-	-	288	288
Unrealized gain on securities available for sale, net of taxes of $18	-	-	-	34	-	34
Comprehensive income	-	-	-	-	-	322
ESOP shares released for allocation	-	6	17	-	-	23

Balance at June 30, 2011	$11	$9,827	$(644)	$107	$9, 352	$18,653

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Six Months Ended June 30,
		2011	2010
	Cash flows from operating activities:
	Net income	$288	$293
	Adjustments to reconcile net income to net cash used by operating activities:
	Provision for loan losses	13	2
	Depreciation	120	97
	Amortization, accretion and fair market adjustments to investments	18	-
	ESOP shares released	23	-
	Gain on sale of other repossessed assets	-	(3)
	Gain on cash value of life insurance	(29)	-
	Gain on sale of fixed assets	(136)	(53)
	Net increase in loans held for sale	(1,240)	(2,010)
	Increase in accrued interest receivable	(24)	(15)
	Increase (decrease) in accrued interest payable	-	(2)
	Increase in other assets	(26)	(84)
	Increase (decrease) in other liabilities	(45)	133
	Total adjustments	(1,326)	(1,935)
	Net cash used by operating activities	(1,038)	(1,642)

	Cash flows from investing activities:
	Proceeds from sales and maturities of investment securities	2,812	713
	Purchases of investment securities	(2,215)	-
	Proceeds from sale of other repossessed assets	12	4
	Net redemption (purchase) of Federal Home Loan Bank Stock	(1)	(1)
	Purchases of life insurance	(47)	-
	Proceeds from sale of fixed assets	299	150
	Purchase of premises and equipment, net	(407)	(100)
	Net increase in loans	(5,490)	(1,755)
	Net cash used by investing activities	(5,037)	(989)

	Cash flows from financing activities:
	Net increase in savings and demand deposits	2,684	5,567
	Net decrease in time deposits	(205)	(1,200)
	Increase in advances from borrowers for
	insurance and taxes	28	23
	Net decrease in FHLB advances	(18)	-
	Net increase (decrease) in securities sold under agreements to repurchase	105	(2)
	Net cash provided by financing activities	2,594	4,388
	Net increase (decrease) in cash and cash equivalents	(3,481)	1,757

	Cash and cash equivalents at beginning of year	7,581	4,674

	Cash and cash equivalents at end of year	$4,100	$6,431

	Supplementary cash flow information:
Cash paid:	Interest	$395	$530
	Income Taxes	$360	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results which may be expected for the year ending December 31, 2011.  Certain items previously reported have been reclassified to conform with the current reporting period’s format.  The Company was organized by Bank of Ruston in June 2010 to facilitate Bank of Ruston’s conversion from the mutual to stock form of organization, which was completed on September 30, 2010. Financial statements prior to the conversion are the financial statements of Bank of Ruston.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the company evaluated the events and transactions that occurred from June 30, 2011 through the date these financial statements were issued.

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

Nature of Operations

Century Next Financial Corporation, a Louisiana corporation was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership.  A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription offering through which the Company received net proceeds of approximately $9.8 million, net of offering costs of approximately $748,000.  The Conversion and offering were completed on September 30, 2010. As of June 30, 2011, the Company was a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). On July 21, 2011, all of the regulatory functions related to the Bank that were under the jurisdiction of the OTS were transferred to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the

Note 1 – Basis of Presentation (Continued)

regulatory functions related to the Company, as a savings and loan holding company that were under the jurisdiction of the OTS transferred to the Federal Reserve Board.

The Bank provides a variety of financial services primarily to individual customers through its main office and one branch in Ruston, Louisiana.  The Bank's primary deposit products are checking accounts, money market accounts, interest bearing savings and certificates of deposit.  Its primary lending products are residential mortgage loans.  The Bank provides services to customers in the Ruston and surrounding areas.

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

Note 3 – Investment Securities

The following table summarizes investment activities (in thousands) for the six month period ending June 30, 2011:

	June 30, 2011
	Held to Maturity	Available for Sale

Purchases of securities	$15	$2,200
Sales and maturities of securities	$28	$2,784

Note 4 – Loans

Loans (in thousands) at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Held for sale (one- to-four family)	$2,041	$801
Residential real estate (one- to-four family)	40,161	35,466
Commercial real estate and lines of credit	12,952	12,853
Multifamily real estate	1,937	2,027
Land	6,342	6,891
Residential construction	1,057	777
Commercial business	6,536	5,970
Home equity lines of credit	1,401	1,250
Consumer non-real estate	5,927	5,740
Overdrafts	188	42
	78,542	71,817
Allowance for loan losses	(213)	(204)
	$78,329	$71,613

Note 4 – Loans (continued)

Changes in the allowance for loan losses (in thousands) are summarized as follows:

	June 30, 2011	December 31, 2010
Beginning balance	$204	$176
Provision for loan losses	13	43
Loans charged off	(7)	(18)
Recoveries	3	3
Ending balance	$213	$204

Loans on which the accrual of interest has been discontinued amounted to approximately $102,000 and $423,000 at June 30, 2011 and December 31, 2010, respectively.  Had nonaccrual loans been current per their original terms, interest income would have increased by approximately $4,000 and $22,000 for the six months ended June 30, 2011, and year ended December 31, 2010, respectively.  Impaired loans at June 30, 2011 and December 31, 2010 are not significant.

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At June 30, 2011, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $19.1 million.  The Bank also is committed to sell loans approximating $2.0 million at June 30, 2011.

Note 5 – Regulatory Capital

As of June 30, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank's actual capital amounts (in thousands) and ratios as of June 30, 2011 and December 31, 2010 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		Required For Capital Adequacy Purposes:		Required To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (to Risk Weighted Assets)	14,912	19.64%	6,074	≥8.0%	7,592	≥10.0%
Core (Tier 1) Capital (to Risk Weighted Assets)	14,713	19.38%	3,037	≥4.0%	4,555	≥6.0%
Core (Tier 1) Capital (to Total Assets)	14,713	14.53%	4,050	≥4.0%	5,062	≥5.0%
Tangible Capital (to Total Assets)	14,713	14.53%	1,519	≥1.5%	N/A	N/A

As of December 31, 2010
Total capital (to Risk Weighted Assets)	14,502	21.36%	5,432	≥8.0%	6,790	≥10.0%
Core (Tier I) Capital (to Risk Weighted Assets)	14,318	21.09%	2,716	≥4.0%	4,074	≥6.0%
Core (Tier I) Capital (to Total Assets)	14,318	14.60%	3,923	≥4.0%	4,904	≥5.0%
Tangible Capital (to Total Assets)	14,318	14.60%	1,471	≥1.5%	N/A	N/A

Note 5 – Regulatory Capital (Continued)

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011	December 31, 2010
GAAP equity	$15,468	$15,054
Allowance for loan losses/other	(556)	(552)
Total capital	$14,912	$14,502

Note 6 – Deposits

Deposits (in thousands) at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Savings and Demand
Noninterest bearing accounts	$8,120	-	$7,881	-
Interest bearing checking	15,923	0.40%	15,997	0.40%
Savings accounts	13,715	1.36%	12,278	1.33%
Money market	9,544	1.00%	8,462	1.00%
	$47,302		$44,618
Time Deposits
0.00% to 0.99%	$5,886	0.67%	$3,977	0.74%
1.00% to 1.99%	22,324	1.23%	21,142	1.37%
2.00% to 2.99%	4,366	2.24%	6,461	2.23%
3.00% to 3.99%	496	3.18%	1,697	3.11%
4.00% to 4.99%	-	-	-	-

Total time deposits	$33,072		$33,277
Total deposits	$80,374		$77,895

Scheduled maturities of time deposits (in thousands), excluding IRA accounts, at June 30, 2011 are as follows:

2011	$19,886
2012	10,984
2013	1,100
Thereafter	130
$32,100

Time deposits of $100,000 or more amounted to approximately $11.6 million at June 30, 2011.

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

Note 7 – Fair Value Measurements (Continued)

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

The following table presents financial assets and liabilities (in thousands) measured at fair value on a recurring basis at June 30, 2011:
					Estimated
	Level 1	Level 2	Level 3		Fair Value
June 30, 2011
Securities available for sale:
FHLB certificates	$-	$2,140	$		$2,140
GNMA certificates	-	12		-	12
FNMA certificates	-	1,226		-	1,226
FNR certificates	-	61		-	61
SBA pools	-	7		-	7
U. S. Government obligations	-	7,117		-	7,117
Municipal securities	-	312		-	312
	$-	$10,875		$-	$10,875

Note 7 – Fair Value Measurements (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at June 30, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2010 to June 30, 2011 and on its results of operations during the second quarters of 2011 and 2010 and during the six month periods through June 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

The Company's total assets increased by $2.9 million, or 2.9%, to $101.0 million at June 30, 2011, compared to $98.1 million at December 31, 2010.  During the six months ended June 30, 2011, the largest increase in our assets was in loans receivable, net, which increased $6.7 million, or 9.4%. Premises and equipment, net, increased $124,000 or 3.3%, for the period. The largest decrease was in cash and cash equivalents, which decreased $3.5 million, or 45.9%, at June 30, 2011 compared to December 31, 2010.  Investment and mortgage-backed securities decreased $581,000, or 5.0%, at June 30, 2011.

Loans receivable, net, increased by $6.7 million, or 9.4%, to $78.3 million at June 30, 2011 compared to $71.6 million at December 31, 2010.  During the six months ended June 30, 2011 our total loan originations amounted to $36.0 million, loan principal payments were $20.1 million and loan sales were $9.2 million.  The increase in loans receivable, net, was primarily due to increases in one- to-four family loans held for sale of $1.2 million, one- to-four family residential real estate loans of $4.7 million, commercial business loans of $566,000, residential construction loans of $280,000 and consumer non-real estate loans of $187,000.   Such increases were partially offset by decreases of $549,000 in land loans and $90,000 in multifamily real estate loans.

Investment and mortgage-backed securities amounted to $11.0 million at June 30, 2011 compared to $11.6 million at December 31, 2010, a decrease of $581,000 or 5.0%. The decrease in investment and mortgage-backed securities at June 30, 2011 was due to maturities and paydowns received during the six-month period.

Total liabilities increased $2.5 million, or 3.3%, to $82.4 million at June 30, 2011, compared to $79.8 million at December 31, 2010.  Deposits increased by $2.5 million, or 3.2%, to $80.4 million at June 30, 2011, compared to $77.9 million at December 31, 2010.  Federal Home Loan Bank advances were $397,000 at June 30, 2011 compared to $415,000 at December 31, 2010.

Total equity amounted to $18.7 million at June 30, 2011 compared to $18.3 million at December 31, 2010, an increase of $345,000 or 1.9%.  The increase in total equity was due primarily to net income of $288,000, the release of $23,000 in ESOP shares during the six months ended June 30, 2011, and an increase in accumulated other comprehensive income of $34,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010

Our net income was $158,000 for the three months ended June 30, 2011, a $5,000, or 3.3%, increase over net income of $153,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, our net income was $288,000, a decrease of $5,000 over net income of $293,000 for the six months ended June 30, 2010. Our average interest rate spread increased by 8 basis points to 4.15% for the three months ended June 30, 2011 over the first quarter of 2010, while our net interest margin increased 16 basis points to 4.39% in the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, our average interest rate spread was 4.10% and our net interest margin was 4.34%, compared to 4.11% and 4.27%, respectively, for the first six months of 2010.

Our total interest income was $1.19 million for the three months ended June 30, 2011, compared to $1.14 million for the three months ended June 30, 2010, a $54,000, or 4.7%, increase.  For the six months ended June 30, 2011, our total interest income was $2.36 million, a $100,000, or 4.4%, increase over $2.26 million of total interest income for the first six months of 2010. The increases in interest income in the three- and six-month periods ended June 30, 2011 over the comparable periods in 2010 were due to increases in the average balances of our interest-earnings assets, particularly loans and investments and mortgage-backed securities, which more than offset decreases in the average yields earned.

Our total interest expense was $195,000 for the three months ended June 30, 2011, a decrease of $66,000, or 25.3%, compared to $261,000 of interest expense during the first quarter of 2010.  For the six months ended June 30, 2011, our total interest expense was $395,000, a $133,000, or 25.2%, decrease over $528,000 of total interest expense for the first six months of 2010. The average rate paid on our interest-bearing liabilities decreased by 32 basis points to 1.09% in the quarter ended June 30, 2011 compared to 1.41% in the quarter ended June 30, 2010. For the six months ended June 30, 2011, the average rate paid on interest-bearing liabilities was 1.11% compared to 1.46% for the first six months of 2010.

Our provision for loan losses amounted to $13,000 for the quarter ended June 30, 2011, compared to $2,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, our provision for loan losses was also $13,000 compared to $2,000 for the first six months of 2010. Our loans receivable, net, increased by $4.1 million during the quarter ended June 30, 2011, which included $20.9 million in loan originations, offset by sales and repayments of loans.  At June 30, 2011, our allowance for loan losses amounted to $213,000, or 0.27% of net loans receivable.  Our total non-performing loans amounted to $327,000 at June 30, 2011, compared to $319,000 at June 30, 2010.  At June 30, 2011, our allowance for loan losses amounted to 65.14% of total non-performing loans.  Charge-offs of loans during the first half of 2011 amounted to $7,000, offset by recoveries in the amount of $3,000.

Our total non-interest income amounted to $391,000 for the quarter ended June 30, 2011 compared to $210,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, our non-interest income increased by $209,000 to $595,000 compared to $386,000 for the first half of 2010. The primary reasons for the increase during the three month period ended June 30, 2011 was a $136,000 gain on sale of fixed assets as a result of the sale of excess land and a storage building in the second quarter of 2011, and an increase of $33,000 in loan fees.  The primary reasons for the increase during the six month period ended June 30, 2011 was the $136,000 gain on sale of fixed assets described above, partially offset by a $53,000 gain on sale of fixed assets as a result of the sale of excess land in the first quarter of 2010, and an increase of $91,000 in loan fees.

Our total non-interest expense increased by $303,000 to $1.2 million for the three months ended June 30, 2011, compared to $848,000 for the three months ended June 30, 2010.  The primary reasons for the increase in non-interest expense was an increase in compensation expense of $131,000 to $635,000 for the three months ended June 30, 2011 compared to $504,000 for the three months ended June 30, 2010, an increase in occupancy expense of $35,000, an increase in personnel training and development of $16,000, an increase in legal and professional expense of $36,000, an increase in audit and accounting expense of $52,000, an increase in Internet expense of $21,000, and an increase in other operating expense of $44,000 for the period.   At June 30, 2011, we had 34 full-time and 1 part-time employees, compared to 33 full-time equivalent employees at June 30, 2010.  The increase of $44,000 in other operating expense was due primarily to increases in loan expenses and retirement plan service fees and consulting fees.  During the three and six months ended June 30, 2011, we had non-recurring expense associated with our computer system conversion of $28,000 and $32,000, respectively.

Income tax expense for the three months ended June 30, 2011 amounted to $68,000, a decrease of $18,000 compared to $86,000 for the quarter ended June 30, 2010 resulting in effective tax rates of 30.1% and 36.0%, respectively.  For both the six months ended June 30, 2011 and 2010, income tax expense amounted to $147,000, resulting in effective tax rates of 33.8% and 33.4%, respectively.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$75,540	$1,152	6.10%	$69,723	$1,091	6.26%
Investment securities	10,923	41	1.50%	6,757	49	2.90%
Other interest-earning assets	4,636	1	0.09%	6,724	-	-%
Total interest-earning assets	91,099	1,194	5.24%	83,204	1,140	5.48%
Non-interest-earning assets	8,087			7,712
Total assets	$99,186			$90,916
Interest-bearing liabilities:
Savings, NOW and money market accounts	37,849	83	0.88%	34,532	67	0.78%
Certificates of deposit	32,444	107	1.32%	38,532	192	1.99%
Total interest-bearing deposits	70,293	190	1.08%	73,064	259	1.42%
Other borrowings	1,140	5	1.75%	1,010	2	0.79%
Total interest-bearing liabilities	71,433	195	1.09%	74,074	261	1.41%
Non-interest-bearing liabilities	9,144			8,022
Total liabilities	80,577			82,096
Equity	18,609			8,820
Total liabilities and equity	$99,186			$90,916
Net interest-earning assets	$19,666			$9,130
Net interest income; average interest rate spread		$999	4.15%		$879	4.07%
Net interest margin(2)			4.39%			4.23%
Average interest-earning assets to average interest-bearing liabilities			127.53%			112.33%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$74,146	$2,275	6.14%	$68,941	$2,159	6.26%
Investment securities	11,148	84	1.51%	6,939	100	2.88%
Other interest-earning assets	5,342	1	0.04%	5,306	1	0.04%
Total interest-earning assets	90,636	2,360	5.21%	81,186	2,260	5.57%
Non-interest-earning assets	8,111			7,686
Total assets	$98,747			$88,872
Interest-bearing liabilities:
Savings, NOW and money market accounts	37,450	162	0.87%	32,028	125	0.78%
Certificates of deposit	32,760	223	1.36%	39,601	399	2.02%
Total interest-bearing deposits	70,210	385	1.10%	71,629	524	1.46%
Other borrowings	1,119	10	1.79%	917	4	0.87%
Total interest-bearing liabilities	71,329	395	1.11%	72,546	528	1.46%
Non-interest-bearing liabilities	8,881			7,594
Total liabilities	80,210			80,140
Equity	18,537			8,732
Total liabilities and equity	$98,747			$88,872
Net interest-earning assets	$19,307			$8,640
Net interest income; average interest rate spread		$1,965	4.10%		$1,732	4.11%
Net interest margin(2)			4.34%			4.27%
Average interest-earning assets to average interest-bearing liabilities			127.07%			111.91%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the three and six months ended June 30, 2011, we made a provision of $13,000, compared to a provision of $2,000 for the three and six months ended June 30, 2010.  At June 30, 2011, the Company had $327,000 of non-performing loans compared to $319,000 at June 30, 2010.  To the best of management's knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  The Company's cash and cash equivalents amounted to $4.1 million at June 30, 2011.

A significant portion of the Company's liquidity consists of non-interest earning deposits.  The Company's primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2011, the Company had an advance from the Federal Home Loan Bank of Dallas in the amount of $397,000 and had $41.6 million in borrowing capacity. Additionally, at June 30, 2011, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.0 million. There were no amounts purchased under this agreement as of June 30, 2011.

At June 30, 2011, the Company had outstanding loan commitments of $5.9 million to originate loans.  At June 30, 2011, certificates of deposit scheduled to mature in less than one year totaled $30.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Company is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2011, the Company exceeded each of its capital requirements with ratios of 14.5%, 19.4% and 19.6%, respectively.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s repurchase activity during the three month period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2011 – April 30, 2011	--	$--	--	--
May 1, 2011 – May 31, 2011	--	--	--	42,320
June 1, 2011 – June 30, 2011	--	--	--	42,320
Total	--	$--	--	42,320

Notes to this table:

(a)
The Company's 2011 Recognition and Retention Plan was authorized to purchase up to a maximum of 42,320 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on September 30, 2010, as disclosed in the Company's prospectus dated August 11, 2010, and announced by press release on May 17, 2011.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
_______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION

Date: August 11, 2011	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ G. Randall Allison
G. Randall Allison
Chief Financial Officer