Form 10-Q
period 2011-09-30
CENTURY NEXT FINANCIAL Corp
filed 2011-11-09
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

Commission File Number: 000-54133

CENTURY NEXT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

LOUISIANA	27-2851432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 North Vienna St., Ruston, Louisiana	71270
(Address of principal executive offices)	(Zip Code)

(318) 255-3733
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

$.01 par value Common Stock: 1,058,000 shares issued and outstanding at November 9, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	September 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$6,731	$7,581
Debt securities:
Available-for-sale	7,220	11,426
Held-to-maturity (including $104 and $137 at fair value)	103	137
Total Debt Securities	7,323	11,563

Federal Home Loan Bank stock	281	280
Loans:
Loans, net of unearned income	80,918	71,016
Loans held for sale	3,221	801
Allowance for loan losses	(228)	(204)
Net Loans	83,911	71,613
Accrued interest receivable	430	396
Premises and equipment, net of accumulated depreciation of $1,623 and $1,499	4,030	3,779
Foreclosed assets	9	21
Other assets	3,064	2,882
TOTAL ASSETS	$105,779	$98,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,779	$7,881
Interest-bearing	73,893	70,014
Total Deposits	82,672	77,895
Advances from borrowers for insurance and taxes	82	37
Short-term borrowings (FHLB advances and resale agreements)	3,033	588
Long-term borrowings (FHLB advances)	390	415
Accrued interest payable	20	18
Other liabilities	870	854
Total Liabilities	87,067	79,807

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized;
1,058,000 issued and outstanding	11	11
Additional paid-in capital	9,896	9,821
Unearned shares held by Recognition and Retention Plan (15,000 and 0 shares)	(218)	-
Unearned ESOP Shares (63,369 and 65,870 shares)	(634)	(661)
Retained earnings	9,557	9,065
Accumulated other comprehensive income-net of taxes, $51 and $37	100	72
Total Stockholders’ Equity	18,712	18,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,779	$98,115

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except share data)	2011	2010	2011	2010

INTEREST INCOME
Loans (including fees)	$1,308	$1,167	$3,659	$3,381
Debt securities:
Taxable	30	38	107	128
Tax-exempt	3	2	10	11
Other	3	-	4	1
Total Interest Income	1,344	1,207	3,780	3,521

INTEREST EXPENSE
Deposits	193	251	578	775
Short-term borrowings	2	3	5	8
Long-term debt	7	-	14	-
Total Interest Expense	202	254	597	783

Net Interest Income	1,142	953	3,183	2,738
Provision for loan losses	18	26	31	28
Net Interest Income After Loan Loss Provision	1,124	927	3,152	2,710

NON-INTEREST INCOME
Service charges on deposit accounts	49	43	153	133
Loan servicing fees	169	146	381	310
Gain (loss) on sale of loans	(9)	-	(8)	6
Gain on sales of available-for-sale securities	6	-	6	-
Gain on sale of foreclosed assets	-	-	5	3
Gain (loss) on sale of fixed assets	(1)	-	135	53
Other	32	27	93	44
Total Non-interest Income	246	216	765	549

NON-INTEREST EXPENSE
Salaries and employee benefits	648	515	1,844	1,526
Occupancy and equipment	107	93	329	285
Data processing	80	50	186	138
Advertising	30	37	80	100
Legal and professional	93	-	160	-
Audit and examination fees	19	21	58	60
Office supplies	21	13	60	48
FDIC deposit insurance	9	29	51	81
Foreclosed assets	-	-	4	1
Other operating expense	64	124	411	319
Total Non-interest Expense	1,071	882	3,183	2,558

Income Before Taxes	299	261	734	701
Income Taxes	95	86	242	233

NET INCOME	$204	$175	$492	$468

Basic Earnings per Share	$0.21	$0.17	$0.50	$0.44

Diluted Earnings per Share	$0.21	$0.17	$0.50	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Nine Months Ended September 30, 2011 and 2010

					Accumulated
	Common	Additional	Unearned	Unearned	Other
	Stock	Paid-In	RRP	ESOP	Comprehensive	Retained
(In thousands)	Amount	Capital	Shares	Shares	Income	Earnings	Total

Balance, December 31, 2009	$-	$-	$-	$-	$69	$8,407	$8,476
Comprehensive income:
Net income	-	-	-	-	-	468	468
Changes in net unrealized gain on securities available for sale, net of tax	-	-	-	-	25	-	25
Total comprehensive income							493
Issuance of Common Stock for Initial Public Offering, net of $651 conversion cost	11	9,919	-	-	-	-	9,930
Shares purchased for ESOP	-	-	-	(667)	-	-	(667)

Balance September 30, 2010	$11	$9,919	$-	$(667)	$94	$8,875	$18,232

Balance, December 31, 2010	$11	$9,821	$-	$(661)	$72	$9,065	$18,308
Comprehensive income:
Net income	-	-	-	-	-	492	492
Changes in net unrealized gain on securities available for sale, net of tax	-	-	-	-	28	-	28
Total comprehensive income							520
Shares purchased for RRP	-	-	(218)	-	-	-	(218)
ESOP shares released	-	12	-	27	-	-	39
Stock option expense	-	12	-	-	-	-	12
Amortization of awards under RRP	-	51	-	-	-	-	51

Balance September 30, 2011	$11	$9,896	$(218)	$(634)	$100	$9,557	$18,712

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$492	$468
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	31	28
Depreciation and amortization	173	150
Stock-based compensation expense, net of tax benefits	75	-
ESOP shares released	27	-
Net (gain) loss on sale of loans	8	(6)
Net gain on sale of available-for-sale securities	(6)	-
Net gain on sale of foreclosed assets	(5)	(3)
Net gain on sale of fixed assets	(135)	(53)
Net amortization of premium on investment securities	43	-
Increase in loans held for sale	(2,420)	(2,121)
(Increase) decrease in interest receivable and other assets	(216)	60
Increase in accrued interest payable and other liabilities	18	358
Total adjustments	(2,407)	(1,587)
Net cash used by operating activities	(1,915)	(1,119)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	6,446	1,247
Purchases of investment securities	(2,215)	-
Net purchase of Federal Home Loan Bank Stock	(1)	(1)
Proceeds from sales of foreclosed assets	17	4
Proceeds from sales of fixed assets	299	150
Purchase of fixed assets	(588)	(145)
Net increase in loans	(9,917)	(3,693)
Net cash used by investing activities	(5,959)	(2,438)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	3,918	6,264
Net increase (decrease) in time deposits	859	(2,768)
Increases in advances from borrowers for insurance and taxes	45	38
Net increase in FHLB advances	2,475	424
Net decrease in securities sold under agreements to repurchase	(55)	(135)
Proceeds from issuance of common stock	-	10,580
Net increase in liquidation account	-	949
Cost of issuance of common stock	-	(651)
Purchase of shares for Recognition and Retention Plan	(218)	-
Loan to ESOP for purchase of stock	-	(667)
Net cash provided by financing activities	7,024	14,034

Net increase (decrease) in cash and cash equivalents	(850)	10,477
Cash and cash equivalents, at beginning of period	7,581	4,674

Cash and cash equivalents, at end of period	$6,731	$15,151

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$595	$787
Income taxes	$286	$19

The accompanying notes are an integral part of the consolidated financial statements

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Century Next Financial Corporation (the “Company”), a Louisiana corporation, was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership.  A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription offering through which the Company received net proceeds of approximately $9.8 million, net of offering costs of approximately $748,000.  The Conversion and offering were completed on September 30, 2010.  The Company was organized as a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). On July 21, 2011, all of the regulatory functions related to the Bank that were under the jurisdiction of the OTS were transferred to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to the Company, as a savings and loan holding company that were under the jurisdiction of the OTS transferred to the Federal Reserve Board.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the year ending December 31, 2011.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2011 through the date these financial statements were issued.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

In connection with the determination of the allowances for losses on credits and foreclosed real estate, management obtains independent appraisals for significant properties.  While management uses available information to recognize losses on credits, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for credit losses on loans may change materially in the future.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes in conformance with the presentation in the current year financial statements.

Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC is expected to make a determination later in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

ASU No. 2010-06, 2010-20, ASU No. 2011-01, ASU No. 2011-02, and ASU No. 2011-05

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis which were effective for fiscal years beginning after December 15, 2010.

In 2010, the Company adopted the provisions of ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which require the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio. The additional disclosures required are incorporated in Notes 3 and 4 in these unaudited consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 was for the first interim and annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The effective date for ASU 2011-04 is for the first interim and annual period beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim period beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. It will present a change in disclosure as the Company currently presents comprehensive income in its consolidated statement of changes in shareholders’ equity.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follow:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
September 30, 2011	Cost	Gains	Losses	Value

Securities Available-for-Sale:
Government-sponsored enterprises *	$3,642	$25	$-	$3,667
State and municipal	270	1	-	271
Mortgage-backed securities	3,157	125	-	3,282
Total Available-for-Sale Securities	$7,069	$151	$-	$7,220

Securities Held-to-Maturity:
Mortgage-backed securities	$103	$1	$-	$104
Total Held-to-Maturity Securities	$103	$1	$-	$104

* - Includes FNMA and FHLB

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	Losses	Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$7,103	$5	$(13)	$7,095
State and municipal	310	3	-	313
Mortgage-backed securities	3,903	115	-	4,018
Total Available-for-Sale Securities	$11,316	$123	$(13)	$11,426

Securities Held-to-Maturity:
Mortgage-backed securities	$137	$1	$(1)	$137
Total Held-to-Maturity Securities	$137	$1	$(1)	$137

* - Includes FNMA and FHLB

At September 30, 2011 and December 31, 2010, the carrying amount of securities pledged to secure repurchase agreements was $1.9 million and $2.0 million, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 follows:

(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$-	$3,667	$-	$-	$3,667
State and municipal	-	-	271	-	271
Mortgage-backed securities	-	-	7	3,275	3,282
Total Available-for-Sale Securities	$-	$3,667	$278	$3,275	$7,220

Securities Held-to-Maturity at amortized cost
Mortgage-backed securities	$-	$-	$103	$-	$103
Total Held-to-Maturity Securities	$-	$-	$103	$-	$103

The following table summarizes investment activities for the nine-month periods ending September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010

	Held to	Available for	Held to	Available for
(In thousands)	Maturity	Sale	Maturity	Sale

Purchases of securities	$15	$2,200	$-	$-

Sales and maturities of securities	$28	$6,417	$27	$1,220

Gross realized gains on sales	$-	$6	$-	$-

Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$2	$-	$-

There were no securities with gross unrealized losses at September 30, 2011.  Information pertaining to securities with gross unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2010	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$13	$6,083	$-	$-	$13
Mortgage-backed securities	-	-	1	61	1
Total Available-for-Sale Securities	$13	$6,083	$1	$61	$14

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to:

1.	the length of time and the extent to which the fair value has been less than cost,
2.	the financial condition and near-term prospects of the issuer, and
3.	the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at September 30, 2011 and December 31, 2010.

NOTE 3 – LOANS

A summary of the balances of loans follows:

(In thousands)	September 30, 2011	December 31, 2010

Mortgage loans on real estate:
Held for sale 1-4 family	$3,248	$831
Residential 1-4 family	41,781	35,516
Commercial	14,300	12,853
Multi-family	3,212	2,027
Land	6,304	6,891
Residential Construction	1,095	777
Home equity lines of credit	1,556	1,250
Total mortgage loans on real estate	71,496	60,145

Commercial loans	6,841	5,970
Consumer loans, including overdrafts of $24 and $42	5,871	5,782

Total loans	84,208	71,897
Less: Allowance for loan losses	(228)	(204)
Net deferred loan fees	(69)	(80)
Loans, net	$83,911	$71,613

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At September 30, 2011, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $18.7 million.  The Bank also is committed to sell loans approximating $3.3 million at September 30, 2011.

The following table details loans individually and collectively evaluated for impairment at September 30, 2011:

		September 30, 2011
		Loans Evaluated for Impairment
(In thousands)		Individually	Collectively	Total
Loans secured by real estate:
Secured by 1-4 family residential properties		$301	$-	$301
Other		25	-	25
Total loans secured by real estate		326	-	326

Consumer loans		20	-	20
Total loans		$346	$-	$346

	Impaired Loans
	For the Nine-Month Period Ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate-other	$115	$115	$-	$122	$22
Residential-prime	88	88	-	92	5
Consumer	4	4	-	6	-

With an allowance recorded:
Commercial real estate-other	-	-	-	-	-
Residential-prime	123	123	9	123	8
Consumer	16	16	5	16	2

Total:
Commercial real estate-other	115	115	-	122	22
Residential-prime	211	211	9	215	13
Consumer	20	20	5	22	2

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of September 30, 2011, the Company had no TDRs to report.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Allowance for Loan Losses

The allowance for loan losses is established through a provision charged to earnings.  Loan losses are charged against the allowance when management determines that the collection of the loan balance outstanding is unlikely. Subsequent recoveries, if any, are credited to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses.

The allowance for loan losses is maintained at a level which, in management’s opinion, is adequate to absorb credit losses inherent in the portfolio. The Company utilizes an historical analysis of the Company’s portfolio to validate the overall adequacy of the allowance for loan losses.  In addition to these objective criteria, the Company subjectively assesses the adequacy of the allowance for loan losses with consideration given to current economic conditions, changes to loan policies, concentrations of credit, the level of classified and criticized credits, and other factors.

A summary of changes in the allowance for loan losses is as follows:

(In thousands)	September 30, 2011	December 31, 2010

Beginning balance	$204	$176
Provision for loan losses	31	43
Loans charged-offs	(10)	(18)
Recoveries of loans previously charged-off	3	3

Ending balance	$228	$204

The following tables detail the balance in the allowance for loan losses by portfolio segment at September 30, 2011:

	For the Nine-Month Period Ended September 30, 2011
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Construction and land development	$13	$-	$-	$1	$14
Secured by 1-4 family residential properties	50	-	-	8	58
Secured by nonfarm, nonresidential properties	44	-	-	7	51
Other	34	-	-	7	41
Totals by loans secured by real estate	141	-	-	23	164
Commercial and industrial loans	31	5	-	10	36
Consumer loans	32	5	3	(2)	28

Totals for all loans	$204	$10	$3	$31	$228

	Allowance for Loan Losses
	Disaggregated by Impairment Method
(In thousands)	Individually	Collectively	Total

Loans secured by real estate:
Secured by 1-4 family residential properties	$9	$-	$9
Total loans secured by real estate	9	-	9

Consumer loans	5	-	5

Total loans	$14	$-	$14

Creditor Quality

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidations of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2011:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Construction and land development	$1,095	$-	$-	$-	$-	$1,095
Secured by 1-4 family residential properties	46,033	251	292	-	9	46,585
Secured by nonfarm, nonresidential properties	14,296	4	-	-	-	14,300
Other	9,491	25	-	-	-	9,516
Totals by loans secured by real estate	70,915	280	292	-	9	71,496

Commercial and industrial loans	6,841	-	-	-	-	6,841
Consumer loans	5,840	11	15	-	5	5,871
Totals for all loans	$83,596	$291	$307	$-	$14	$84,208

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During 2011, interest income recognized on non-accrual loans was $0.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $1,000.

A summary of current, past due, and non-accrual loans at September 30, 2011 were as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Construction and land development	$351	$-	$-	$351	$744	$1,095
Secured by 1-4 family residential properties	473	-	-	473	46,112	46,585
Secured by nonfarm, nonresidential properties	4	-	-	4	14,296	14,300
Other	528	-	25	553	8,963	9,516
Totals by loans secured by real estate	1,356	-	25	1,381	70,115	71,496

Commercial and industrial loans	146	-	-	146	6,695	6,841
Consumer loans	91	-	9	100	5,771	5,871
Totals for all loans	$1,593	$-	$34	$1,627	$82,581	$84,208

NOTE 5 – REGULATORY CAPITAL

As of September 30, 2011, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

					Required to be Well
			Required for Capital		Capitalized under Prompt
(Dollars in thousands)	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011

Total capital to risk-weighted assets	$15,230	19.48%	$6,256	8.00%	$7,820	10.00%

Tier 1 Core capital to risk-weighted assets	$15,016	19.20%	$3,128	4.00%	$4,692	6.00%

Tier 1 Core capital to adjusted total assets	$15,016	14.21%	$4,227	4.00%	$5,284	5.00%

Tangible capital to tangible assets	$15,016	14.21%	$1,585	1.50%	N/A	N/A

As of December 31, 2010

Total capital to risk-weighted assets	$14,505	21.36%	$5,432	8.00%	$6,790	10.00%

Tier 1 Core capital to risk-weighted assets	$14,321	21.09%	$2,716	4.00%	$4,074	6.00%

Tier 1 Core capital to adjusted total assets	$14,321	14.60%	$3,923	4.00%	$4,904	5.00%

Tangible capital to tangible assets	$14,321	14.60%	$1,471	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	September 30, 2011	December 31, 2010

GAAP equity	$15,750	$15,055
Unrealized gain on debt securities	(100)	(73)
Allowance for loan losses (allowable portion)	214	184
Unearned levered ESOP shares	(634)	(661)

Total risk-based Capital	$15,230	$14,505

NOTE 6 - DEPOSITS

Deposits at the respective dates are summarized as follows:

	September 30, 2011		December 31, 2010
		Weighted		Weighted
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate

Demand and Savings

Noninterest-bearing demand deposits	$8,779	0.00%	$7,881	0.00%

Interest-bearing demand deposits	15,650	0.40%	15,997	0.40%

Savings	13,881	1.36%	12,278	1.33%

Money market	10,226	1.00%	8,462	1.00%

Total Demand and Savings	$48,536		$44,618

Time Deposits

0.00% to 0.99%	$5,510	0.67%	$3,977	0.74%

1.00% to 1.99%	25,182	1.21%	21,142	1.37%

2.00% to 2.99%	2,964	2.25%	6,461	2.23%

3.00% to 3.99%	480	3.18%	1,697	3.11%

Total Time Deposits	$34,136		$33,277

Total Deposits	$82,672		$77,895

Scheduled maturities of time deposits, excluding IRA accounts, at September 30, 2011 are as follows:

2011	$10,393
2012	20,490
2013	1,790
Thereafter	486

Total	$33,159

Time deposits of $100,000 or more, including IRA accounts, amounted to approximately $13.1 million at September 30, 2011.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Fair values of assets and liabilities measured on a recurring basis at the respective dates are as follows:

	September 30, 2011
				Estimated Fair
(In thousands)	Level 1	Level 2	Level 3	Value

Securities available for sale:

FHLB certificates	$-	$2,443	$-	$2,443

FHLMC certificates	-	1,096	-	1,096

GNMA certificates	-	12	-	12

FHR certificates	-	947	-	947

FNMA certificates	-	2,424	-	2,424

FNR certificates	-	21	-	21

SBA pools	-	7	-	7

Municipal securities	-	270	-	270

Total securities available for sale	$-	$7,220	$-	$7,220

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at September 30, 2011.

NOTE 8 - STOCK-BASED BENEFIT PLANS

The Company has three stock-based benefit plans for which compensation expense is recognized.  These are the 2010 Employee Stock Ownership Plan (ESOP), the 2011 Recognition and Retention Plan (RRP), and the 2011 Stock Option Plan (SOP).  Under the ESOP, compensation expense recognized is based on the average fair value of shares committed to be released over the interim reporting period.  Under the RRP, compensation expense is based on the fair value of the shares determined at the date of grant and is recognized each interim reporting period as the shares vest.  Compensation expense under the SOP is based on the fair value of the options granted determined at the date of grant and is also recognized each interim reporting period as the options vest. The fair value of the options is calculated by using the Black-Scholes option pricing model which assumes that the option exercises occur at the end of the expected term of the option.

The following table represents the compensation expense recognized by the Company for the respective nine-month periods:

(In thousands)
	September 30, 2011	September 30, 2010
Employee stock ownership plan	$34	$-
Recognition and retention plan	51	-
Stock option plan	12	-

Total compensation expense recognized	$97	$-

NOTE 9 - MUTUAL TO STOCK CONVERSION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2010 to September 30, 2011 and on its results of operations during the third quarters of 2011 and 2010 and during the nine months ended September 30, 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

The Company’s total assets increased by $7.7 million, or 7.8%, to $105.8 million at September 30, 2011, compared to $98.1 million at December 31, 2010.  During the nine months ended September 30, 2011, the largest increase in our assets was in net loans, which increased $12.3 million, or 17.2%. Premises and equipment, net, increased $251,000 or 6.6%, for the period. The largest decrease was in total debt securities, which decreased $4.2 million, or 36.7%, at September 30, 2011 compared to December 31, 2010.  Cash and cash equivalents decreased $850,000, or 11.2%, at September 30, 2011.

Net loans, increased by $12.3 million, or 17.2%, to $83.9 million at September 30, 2011 compared to $71.6 million at December 31, 2010.  During the nine months ended September 30, 2011 our total loan originations amounted to $52.2 million, loan principal payments and maturities were $22.2 million and loan sales were $17.7 million.  The increase in loans receivable, net, was primarily due to increases in loans held for sale of $2.4 million, one- to-four family residential real estate loans of $6.3 million, commercial real estate loans of $1.4 million, multi-family real estate loans of $1.2 million, and commercial loans of $871,000.   Such increases were partially offset by a decrease of $587,000 in land loans.

Debt securities amounted to $7.3 million at September 30, 2011 compared to $11.5 million at December 31, 2010, a decrease of $4.2 million or 36.7%. The decrease in debt securities at September 30, 2011 was primarily due to the sale of $2.4 million and a call of $1.0 million during the nine-month period.  The remainder of the decrease was maturities and pay downs.

Total liabilities increased $7.3 million, or 9.1%, to $87.1 million at September 30, 2011, compared to $79.8 million at December 31, 2010.  Deposits increased by $4.8 million, or 6.1%, to $82.7 million at September 30, 2011, compared to $77.9 million at December 31, 2010.  The net increase in deposits consisted of a $3.4 million increase in savings and money market deposits, an $898,000 increase in noninterest-bearing deposits and an $859,000 increase in time deposits, partially offset by a $347,000 decrease in interest-bearing demand deposits.  Federal Home Loan Bank advances outstanding were $2.9 million at September 30, 2011 compared to $415,000 at December 31, 2010.

Total stockholders’ equity amounted to $18.7 million at September 30, 2011 compared to $18.3 million at December 31, 2010, an increase of $404,000 or 2.2%.  The increase in total stockholders’ equity was due to net income of $492,000, the release of $27,000 in ESOP shares, $75,000 related to equity compensation expense, and partially offset by $218,000 of shares purchased for the Retention and Recognition Plan during the nine months ended September 30, 2011.  The remainder of the increase was due to the increase in the unrealized gain on debt securities, net of tax, in accumulated other comprehensive income of $28,000.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010

Our net income was $204,000 for the three months ended September 30, 2011, a $29,000 or 16.6%, increase over net income of $175,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, our net income was $492,000, an increase of $24,000 or 5.1%, over net income of $468,000 for the nine months ended September 30, 2010. Our average interest rate spread increased by 46 basis points to 4.70% for the three months ended September 30, 2011 over the third quarter of 2010, while our net interest margin increased 48 basis points to 4.90% in the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, our average interest rate spread was 4.56% and our net interest margin was 4.77%, compared to 4.26% and 4.43%, respectively, for the first nine months of 2010.

Our total interest income was $1.34 million for the three months ended September 30, 2011, compared to $1.21 million for the three months ended September 30, 2010, a $137,000, or 11.4%, increase.  For the nine months ended September 30, 2011, our total interest income was $3.78 million, a $259,000, or 7.4%, increase over $3.52 million of total interest income for the first nine months of 2010. The increases in interest income in the three- and nine-month periods ended September 30, 2011 over the comparable periods in 2010 were due primarily to an increase in the average balances of our interest-earnings assets, particularly loans.

Our total interest expense was $202,000 for the three months ended September 30, 2011, a decrease of $52,000, or 20.5% compared to $254,000 of interest expense during the third quarter of 2010.  For the nine months ended September 30, 2011, our total interest expense was $597,000, a decrease of $186,000, or 23.8%, over $783,000 of total interest expense for the first nine months of 2010. The average rate paid on our interest-bearing liabilities decreased by 29 basis points to 1.07% in the quarter ended September 30, 2011 compared to 1.36% in the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the average rate paid on interest-bearing liabilities was 1.10% compared to 1.43% for the first nine months of 2010.  The decrease was primarily due to a reduction in the average rate paid on time deposits of 41 and 44 basis points in the three- and nine-month periods ending September 30, 2011 compared to the same periods in 2010.

Our provision for loan losses amounted to $18,000 for the quarter ended September 30, 2011, compared to $26,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, our provision for loan losses was also $31,000 compared to $28,000 for the first nine months of 2010. Our net loans increased by $5.6 million during the quarter ended September 30, 2011 from June 30, 2011, which included $16.2 million in loan originations, offset by sales and repayments of loans.  At September 30, 2011, our allowance for loan losses amounted to $228,000, or 0.27% of loans, net of unearned loan fees.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $34,000 at September 30, 2011, compared to $268,000 at September 30, 2010.  At September 30, 2011, our allowance for loan losses amounted to 670.6% of total non-performing loans.  Charge-offs of loans during the nine months ended September 30, 2011 amounted to $10,000, offset by recoveries in the amount of $3,000.

Our total non-interest income amounted to $246,000 for the quarter ended September 30, 2011 compared to $216,000 for the quarter ended September 30, 2010, an increase of $30,000.  For the nine months ended September 30, 2011, our non-interest income increased by $216,000 to $765,000 compared to $549,000 for the same period of 2010. The primary reason for the increase during the three-month period ended September 30, 2011 was an increase in loan servicing fees of $23,000.  The primary reasons for the increase during the nine-month period ended September 30, 2011 was an increase in loan servicing fees of $71,000 and an increase on gain on sale of fixed assets of $82,000 as compared to the same period in 2010.

Our total non-interest expense increased by $189,000 to $1.07 million for the three months ended September 30, 2011, compared to $882,000 for the three months ended September 30, 2010.  The primary reasons for the increase in non-interest expense was an increase in compensation expense of $133,000, an increase in occupancy and equipment expense of $14,000, an increase in data processing expense of $30,000, and an increase in legal and professional of $93,000.  The increases for the quarter were offset by decreases in FDIC deposit insurance and various other operating expenses of $20,000 and $61,000, respectively.  For the nine months ended September 30, 2011, non-interest expense increased by $625,000 to $3.18 million as compared to $2.56 million through the same period in 2010.  Similar to the quarterly period, the increase was primarily due to an increase in compensation expense of $318,000, an increase in occupancy and equipment expense of $44,000, an increase in data processing expense of $48,000, an increase in legal and professional of $160,000, and a net increase in various other operating expense of $55,000.  The increases for the nine-month period were offset by decreases in advertising of $20,000 and FDIC deposit insurance of $30,000, respectively.  For both comparative periods, the increases in compensation expense were due mainly to the normal salary increases and the additions of two officer level employees, the increases in occupancy and equipment expense consists mainly of expensing of obsolete assets no longer in service and depreciation on new equipment, the increases in data processing expense were due mainly to non-recurring expenses associated with our computer system conversion, and the increases in legal and professional were primarily holding company expenses for regulatory report filing including legal and accounting fees.

At September 30, 2011 and 2010, we had 35 full-time equivalent employees.

Income tax expense for the three months ended September 30, 2011 amounted to $95,000, an increase of $9,000 compared to $86,000 for the quarter ended September 30, 2010 resulting in effective tax rates of 31.8% and 33.0%, respectively.  For the nine months ended September 30, 2011 and 2010, income tax expense amounted to $242,000 and $233,000, respectively, resulting in effective tax rates of 33.0% and 33.2%, respectively.

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following two tables provide a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

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

	Three Months Ended September 30
(unaudited)(dollars in thousands)	2011			2010
			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield
Earning assets:
Loans (1)	$80,583	$1,308	6.44%	$72,429	$1,167	6.39%
Debt Securities	8,767	33	1.49%	6,283	40	2.53%
Other earning assets	3,068	3	0.39%	6,747	0	0.00%

Total earning assets	92,418	1,344	5.77%	85,459	1,207	5.60%

Non-earning assets	11,122			7,763

Total Assets	$103,540			$93,222

Interest-bearing liabilities:
Interest-bearing checking	$15,732	$15	0.38%	$12,005	$17	0.56%
Savings & MMDA	23,828	73	1.22%	17,762	54	1.21%
Time deposits	33,613	105	1.24%	43,380	180	1.65%
Other borrowings	1,814	9	1.97%	1,124	3	1.06%

Total interest-bearing liabilities	74,987	202	1.07%	74,271	254	1.36%

Noninterest-bearing deposits	8,888			9,072
Other liabilities	1,002			892

Total Liabilities	84,877			84,235

Shareholders’ equity	18,662			8,987

Total Liabilities and Shareholders’ Equity	$103,539			$93,222

Net Interest Income & Spread		$1,142	4.70%		$953	4.24%

Net Interest Margin(2)			4.90%			4.42%

Average earning assets to interest-bearing liabilities			121.99%			110.67%

1)
Loan interest income includes fee income of $66,000 and $27,000 for the three months ended September 30, 2011 and 2010, respectively. Average quarterly balance of loans includes average deferred loan fees of $82,000 and $77,000 for September 30, 2011 and 2010, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Nine Months Ended September 30
(unaudited)(dollars in thousands)	2011			2010
			Avg			Avg
	Avg Balance	Interest	Yield	Avg Balance	Interest	Yield
Earning assets:
Loans (1)	$75,718	$3,659	6.46%	$70,210	$3,381	6.44%
Debt Securities	10,351	117	1.51%	6,718	139	2.77%
Other earning assets	3,200	4	0.17%	5,787	1	0.02%

Total earning assets	89,269	3,780	5.66%	82,715	3,521	5.69%

Non-earning assets	11,119			7,615

Total Assets	$100,388			$90,330

Interest-bearing liabilities:
Interest-bearing checking	$15,498	$46	0.40%	$10,550	$48	0.61%
Savings & MMDA	22,664	204	1.20%	17,762	147	1.11%
Time deposits	33,046	328	1.33%	43,831	580	1.77%
Other borrowings	1,357	19	1.87%	979	8	1.09%

Total interest-bearing liabilities	72,565	597	1.10%	73,122	783	1.43%

Noninterest-bearing deposits	8,318			7,499
Other liabilities	955			892

Total Liabilities	81,838			81,513

Shareholders’ equity	18,550			8,817

Total Liabilities and Shareholders’ Equity	$100,388			$90,330

Net Interest Income & Spread		$3,183	4.56%		$2,738	4.26%

Net Interest Margin(2)			4.77%			4.43%

Average earning assets to interest-bearing liabilities			122.67%			110.82%

1)
Loan interest income includes fee income of $146,000 and $82,000 for the nine months ended September 30, 2011 and 2010, respectively. Average year-to-date balance of loans includes average deferred loan fees of $74,000 and $77,000 for September 30, 2011 and 2010, respectively. The average balance of non-accrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Asset Quality

“Classified loans” are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management.  Classified loans include both performing and nonperforming loans. During the third quarter of 2011, the Company continued to closely monitor all of its more significant loans, including all loans previously classified.

At September 30, 2011, the Company had $612,000 in classified loans compared to $724,000 at December 31, 2010.  Of these loans, at September 30, 2011, $578,000 were accruing loans and $34,000 were non-accruing loans.  Total loans included in classified loans at September 30, 2011 that were evaluated for impairment was $346,000 compared to $387,000 evaluated for impairment and included in classified loans at December 31, 2010.  A loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and non-accrual loans.  At September 30, 2011, we had $34,000 in non-performing loans.  This compares to $424,000 in non-performing loans at December 31, 2010.  Non-performing loans as a percentage of total loans at September 30, 2011 were 0.04% as compared to 0.59% at December 31, 2010.  Total foreclosed assets at September 30, 2011 were $9,000 compared to $21,000 at December 31, 2010.

The Company charged off $10,000 of gross loan balances classified as loss for the nine months ended September 30, 2011 and recovered $3,000 in loan balances previously charged off in prior years.  The result was net charge offs of $7,000 for the nine-month period ended September 30, 2011 compared to net recoveries of $4,000 for the same period in 2010.  For the third quarter of 2011, the Company had gross charge offs of $3,000 and no recoveries compared to no charge offs or recoveries in the third quarter of 2010.

Provision for Loan Losses

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

During the three and nine months ended September 30, 2011, we made a provision of $18,000 and $31,000, respectively, compared to a provision of $26,000 and $28,000, respectively, for the three and nine months ended September 30, 2010.  At September 30, 2011, the Company had $34,000 of non-performing loans compared to $268,000 at September 30, 2010.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $6.7 million at September 30, 2011.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2011, the Company had both long- and short-term advances from the Federal Home Loan Bank of Dallas in the amount of $2.9 million and had $36.1 million in borrowing capacity. Additionally, at September 30, 2011, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.0 million. There were no amounts purchased under this agreement as of September 30, 2011.

At September 30, 2011, the Company had outstanding loan commitments of $5.9 million to originate loans.  At September 30, 2011, certificates of deposit, excluding IRAs, scheduled to mature in less than one year totaled $30.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At September 30, 2011, the Company exceeded each of its capital requirements with ratios of 14.2%, 19.2% and 19.5%, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report.  The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of this report date.

Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the business of the Company or its subsidiary. None of the ordinary routine litigation in which the Company or its subsidiary is involved is expected to have a material adverse impact upon the financial position or results of operations of the Company or its subsidiary.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s repurchase activity during the three-month period ended September 30, 2011:

Period	Total Number of Shares Purchsed	Average Price Paid per Share	Total Number of Shares Purchsed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
June 1, 2011 to June 30, 2011	-	$-	-	42,320
July 1, 2011 to July 31, 2011	-	$-	-	42,320
August 1, 2011 to August 31, 2011	15,000	$14.50	-	27,320

Total	15,000	$14.50	-	27,320

Notes to this table:

(a)
The Company’s 2011 Recognition and Retention Plan was authorized to purchase up to a maximum of 42,320 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on September 30, 2010, as disclosed in the Company’s prospectus dated August 11, 2010, and announced by press release on May 17, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no matters required to be reported under this item.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

There are no matters required to be reported under this item.

ITEM 6. EXHIBITS

List of exhibits: (filed herewith unless otherwise noted)
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished as part of this report:
Number	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

CENTURY NEXT FINANCIAL CORPORATION

Date: November 9, 2011	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
Chief Executive Officer

Date: November 9, 2011	By:	/s/ Mark A. Taylor
Mark A. Taylor
Chief Financial Officer