Form 10-K
period 2011-12-31
CENTURY NEXT FINANCIAL Corp
filed 2012-03-30
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

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

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                             YES ☒  NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).                                                                                                          YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the 866,415 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $16.85 for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14.6 million.  Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 21, 2012: 1,058,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CENTURY NEXT FINANCIAL CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General.  Century Next Financial was organized by Bank of Ruston in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership.  A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received net proceeds of approximately $9.9 million, net of offering costs of approximately $651,000.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

The Bank provides a variety of financial services primarily to individual customers through its main office and one branch in Ruston, Louisiana.  The Bank’s primary deposit products are checking accounts, money market accounts, interest bearing savings and time deposits.  Its primary lending products are residential mortgage loans.  The Bank provides services to customers in the Ruston and surrounding areas.

The Company’s operations are subject to customary business risks associated with activities of a financial institution holding company.  Some of those risks include competition from other financial institutions and changes in economic conditions, interest rates and regulatory requirements.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, changes in equity and cash flows for the periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.  Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

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

Lending Activities

General.  At December 31, 2011, the Company’s net loan portfolio amounted to $86.6 million, representing approximately 80.6% of its total assets at that date.  The Company’s principal lending activity is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate and multi-family loans.  At December 31, 2011, one- to four-family residential loans were $40.7 million or 46.9% of total loans, commercial real estate and multi-family residential loans were $19.8 million or 22.8% of the total loans, land loans totaled $6.6 million or 7.6% of total loans, residential construction loans totaled $4.3 million or 5.0%, home equity lines of credit were $1.6 million or 1.8%, commercial business loans totaled $7.9 million or 9.1% of the total loans, and consumer non-real estate loans totaled $5.9 million or 6.7% of the total loans.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the FRB, legislative and tax policies, and governmental budgetary matters.

As a federally-chartered savings bank, Bank of Ruston is subject to a regulatory loan to one borrower limit.  As of December 31, 2011, Bank of Ruston’s loans to one borrower limit was $2.3 million.  At December 31, 2011, Bank of Ruston’s five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.5 million, $1.3 million, $1.3 million, $915,000 and $821,000.  Each of Bank of Ruston’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2011.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010
(In thousands)	Amount	%	Amount	%
Loans secured by real estate:
Residential 1-4 family - held for sale	$3,574	4.12%	$831	1.16%
Residential 1-4 family	37,168	42.80%	35,436	49.34%
Commercial	15,142	17.44%	12,853	17.90%
Multi-family	4,703	5.42%	2,027	2.82%
Land	6,598	7.60%	6,891	9.60%
Residential construction	4,315	4.97%	777	1.08%
Home equity lines of credit	1,600	1.84%	1,250	1.74%
Total	73,100	84.19%	60,065	83.64%
Commercial loans	7,877	9.07%	5,970	8.31%
Consumer loans, including overdrafts of $66 and $42	5,854	6.74%	5,782	8.05%
Total loans	86,831	100.00%	71,817	100.00%
Less: Allowance for loan losses	(245)		(204)
Net Loans	$86,586		$71,613

Origination of Loans.  The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our loan officers actively solicit new loans throughout our local market area. Written loan applications are taken by our loan officers or through submission to the Bank of Ruston website and reviewed by the loan committee of the board of directors. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan.  In accordance with its lending policy and loan underwriting standards, the Company obtains independent outside appraisals on its loans or broker valuations for small loans, under $250,000, or loans with low loan-to-value ratios. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. We have entered into correspondent loan sales agreements with several mortgage companies to purchase most of our long-term fixed rate owner-occupied residential mortgage loan originations.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Loans up to our lending limit, which as of December 31, 2011 was $2.3 million, are approved by the loan committee of the Board of Directors currently consisting of Messrs. Denny, Ewing, Reneau and Rogers.  The Chief Executive Officer and Chief Credit Officer are both authorized to approve loans up to 5% of the Bank’s Capital which amounted to a limit of $766,000 for each at December 31, 2011.  All loans in excess of $5,000 are reviewed weekly by the loan committee.  The senior loan officer is an ex officio non-voting member of the board loan committee and serves as chairman.  Exceptions for loan limits will be approved by management as authorized by the Board of Directors.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated. The loans sold, reflected in the table, all consist of one-to four-family residential loans.

	Year Ended December 31,
	2011	2010
(In thousands)
Residential 1-4 family real estate - held for sale	$26,833	$27,231
Residential 1-4 family real estate	15,050	18,642
Commercial real estate	7,712	8,711
Multi-family real estate	3,544	282
Land	5,571	9,130
Residential construction real estate	9,973	2,196
Home equity lines of credit	1,085	513
Commercial loans	8,864	7,563
Consumer loans	4,380	6,264
Total loan originations	83,012	80,532
Loans purchased	-	-
Loans sold	23,753	25,629
Loan principal repayments	44,245	50,260
Total loans sold and principal repayments	67,998	75,889
Net increase in total loans	$15,014	$4,643

Although federal laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Bank of Ruston concentrates its portfolio lending activity to its primary market area in Lincoln Parish, Louisiana and the surrounding area.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2011, before giving effect to the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	Due In
	1 year	Over 1 to	More than
	or less	5 years	5 years	Total
(In thousands)
Residential 1-4 family real estate	$9,062	$19,100	$12,580	$40,742
Commercial real estate	2,639	10,340	2,163	15,142
Multi-family real estate	-	2,583	2,120	4,703
Land	2,729	3,758	111	6,598
Residential construction real estate	3,707	608	-	4,315
Home equity lines of credit	580	1,020	-	1,600
Commercial loans	3,978	3,899	-	7,877
Consumer loans	1,858	3,870	126	5,854
Total	$24,553	$45,178	$17,100	$86,831

The following table shows the dollar amount of our loans at December 31, 2011, due after December 31, 2012, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	December 31, 2011
	Fixed	Variable	Total
(In thousands)
Residential 1-4 family real estate	$29,483	$2,197	$31,680
Commercial real estate	10,090	2,413	12,503
Multi-family real estate	2,583	2,120	4,703
Land	3,869	-	3,869
Residential construction real estate	608	-	608
Home equity lines of credit	1,020	-	1,020
Commercial loans	3,899	-	3,899
Consumer loans	3,996	-	3,996
Total	55,548	6,730	62,278

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

One- to Four-Family Residential Real Estate Loans.  Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2011, $40.7 million or 46.9% of total loans consisted of one- to four-family residential loans including both owner occupied and non-owner occupied properties.

It is our policy to originate loans as a first lien position on owner occupied residences up to the Bank’s legal lending limit, which at December 31, 2011, was $2.3 million.  We originate fixed rate loans with terms of 15 or 30 years, the majority of which we sell into the secondary market. The loans we originate for portfolio primarily consist of short-term fixed rate loans with terms of three to five years and principal due at stated maturity. Such loans are amortizing over 10-20 years and we generally expect that many such borrowers will refinance with Bank of Ruston at the end of the term as we provide a streamlined refinancing process for the loan. Our residential loan portfolio includes both owner occupied and non-owner occupied properties. All of our non-owner occupied properties are financed with short-term 3 to 5 year loans and have loan-to-value ratios of 75%. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property.  Exceptions to this policy may be approved by the management loan committee.

Our guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.

Commercial Real Estate.  As of December 31, 2011, loans secured by commercial real estate were $15.1 million, or 17.4% of total loans.  Although commercial real estate is generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers.  Our commercial real estate loans primarily consist of owner-occupied business and retail properties.

It is our current policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties.  As of December 31, 2011, our commercial loans are limited to our legal lending limit of $2.3 million to individual borrowers and related parties.  Commercial real estate loans are limited to a maximum of 75% of the lesser of appraised value or purchase price and primarily have fixed-rates and terms up to five years.  We originate few adjustable rate commercial real estate loans.  If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use.  Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio.  Rate commitments are limited to 5 years with adjustments thereafter based on a negotiated rate or spread relative to a market index.  Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.

Multi-family Residential Loans.  We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties.  At December 31, 2011, our multi-family residential loans totaled $4.7 million, or 5.4% of total loans.  Multi-family residential loans have loan-to-value ratios of 75% and terms up to five years.  We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.  Our policy requires multi-family residential loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.

Land Loans.  As of December 31, 2011, land loans were $6.6 million, or 7.6% of the total loan portfolio.  Land loans include land which has been acquired for the purpose of development, unimproved land and land acquired for agriculture or timber.  Our loan policy provides for loan-to-value ratios of 75% on improved land or land acquired for development and 65% for unimproved land loans.  Land loans are originated with fixed rates and terms up to five years.  Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by identifying secondary source of repayment for the land loan other than the sale of the collateral.  It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom we have a prior relationship.  Our policy requires land loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.

Residential Construction Loans.  The Company originates residential construction loans with loan-to-value ratios of 75% to 90%, or up to 95% with exceptions, with a firm commitment or takeout letter from a mortgage lender which is sufficient to pay off the loan. A significant amount of our residential construction loans are to the primary owners of the property, although to a lesser extent, we also lend to builders in our local market area. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans.  At December 31, 2011, $4.3 million, or 5.0% of our total loan portfolio consisted of residential construction loans.

Home Equity Loans and Lines of Credit.  The Company originates second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes.  Second mortgage loans and home equity lines of credit are primarily extended when Bank of Ruston holds the first mortgage on the collateral and are generally limited to loan-to-value ratios of 80% or less. At December 31, 2011, $1.6 million, or 1.8% of our total loans consisted of home equity loans and lines of credit.

Commercial Business Loans. The Company originates commercial business loans secured by inventory and accounts receivable with terms up to five years.  Our commercial business loans are to various types of business, including manufacturing, retail and service industries. Loan-to-value ratios for inventory range from 50% to 75% depending on the type and expected life.  Accounts receivable have loan-to-value ratios between 50% to 75% depending on the type of credit. At December 31, 2011, $7.9 million, or 9.1% of our total loan portfolio consisted of commercial business loans.

Consumer Non-real estate Loans.  The Company originates consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans.  The consumer loans offered by Bank of Ruston consist of loans secured by deposit accounts with Bank of Ruston, automobile loans and other chattels such as boats, motor homes, trailers and consumer rubber tire tractors.  Bank of Ruston will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2011, our consumer loans totaled $5.9 million, or 6.7% of total loans.

Loan Origination and Other Fees.  In addition to interest earned on loans, the Company may also receive loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

General. The Company’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower.  Borrowers who are 61-89 days delinquent will be sent a letter advising that payments must be received by the last day of the month. For those who are 90 days delinquent, a demand letter is sent by Bank of Ruston giving them 10 days within which the loan must be brought current.  Customers who have not responded to the 90-day demand letter will receive an attorney’s letter advising them to bring the loan current.  Late charges will be assessed based on the number of days specified in the note beyond the due date.  The board of directors is notified of all delinquencies ninety days past due.  In most cases, deficiencies are cured promptly.  While Bank of Ruston generally prefers to work with borrowers to resolve such problems, Bank of Ruston will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  We discontinue the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

Real estate acquired by Bank of Ruston as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold.  The Company did not have any other real estate owned at December 31, 2011 or 2010 but had $9,000 and $21,000, respectively, of other foreclosed assets other than real estate.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2011				December 31, 2010
	30-89 Days		90 Days or more		30-89 Days		90 Days or more
(In thousands)	Number	Balance	Number	Balance	Number	Balance	Number	Balance

Loans secured by real estate:
Residential 1-4 family	14	$1,042	1	$212	7	$557	7	$447
Commercial	-	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-
Land	2	59	2	247	5	474	3	317
Residential construction	-	-	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	1	20	-	-
Totals by loans secured by real estate	16	1,101	3	459	13	1,051	10	764
Commercial and industrial loans	-	-	-	-	2	96	-	-
Consumer loans	11	62	1	1	10	76	2	10
Total delinquent loans	27	$1,163	4	$460	25	$1,223	12	$774

Delinquent loans to total net loans		1.34%		0.53%		1.71%		1.08%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, and other foreclosed assets at the dates indicated. We did not have any other real estate owned or troubled debt restructurings at any of the dates indicated.

	December 31,
(In thousands)	2011	2010
Non-accruing loans:
Residential 1-4 family real estate	$-	$413
Commercial real estate	-	-
Multi-family real estate	-	-
Land	14	4
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	-
Consumer loans	1	6
Total	15	423

Accruing loans 90 days or more past due
Residential 1-4 family real estate	$212	$34
Commercial real estate	-	-
Multi-family real estate	-	-
Land	233	313
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	-
Consumer loans	-	4
Total	445	351
Total non-performing loans	$460	$774
Other foreclosed assets(1)	9	21
Total non-performing assets	$469	$795

Total non-performing loans as a percentage of net loans	0.53%	1.08%
Total non-performing loans as a percentage of total assets	0.43%	0.79%
Total non-performing assets as a percentage of total assets	0.44%	0.81%

(1)       Other foreclosed assets consist solely of small motor vehicles.

For the year ended December 31, 2011, gross interest income of $1,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on non-accruing loans during the year ended December 31, 2011.

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

At December 31, 2011, the Company had $154,000 of assets classified substandard and no assets classified doubtful or loss. Non-performing loans at December 31, 2011, included $15,000 of classified assets, for which there was no related allowance for loan loss. The Company had an additional $677,000 of assets designated as special mention at December 31, 2011.

Allowance for Loan Losses.  At December 31, 2011, the Company’s allowance for loan losses amounted to $245,000.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  Bank of Ruston is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial loans to known borrowers in our market area.  The Company’s management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Bank of Ruston might sustain on them.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	Year Ended December 31,
(In thousands)	2011	2010

Total loans outstanding at end of period	$86,831	$71,817
Average loans outstanding	77,908	70,964
Allowance for loan losses, beginning of period	204	176
Provision for loan losses	56	43
Charge-offs:	-	-
Residential 1-4 family real estate	-	-
Commercial real estate	(10)	-
Multi-family real estate	-	-
Land	(10)	-
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	(16)
Consumer loans	-	(2)
Total charge-offs	(20)	(18)
Recoveries of loans previously charged-off	5	3
Allowance for loan losses, end of period	$245	$204
Allowance for loan losses as a percent of non-performing loans	53.26%	26.36%
Ratio of net charge-offs to average loans outstanding	0.02%	0.02%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2011		2010
		Category		Category
	Amount of	as a % of	Amount of	as a % of
(In thousands)	Allowance	Loans	Allowance	Loans

Residential 1-4 family	$118	4.12%	$50	1.16%
Commercial	43	17.44%	117	17.90%
Multi-family	12	5.42%	-	2.82%
Land	16	7.60%	-	9.60%
Residential construction	11	4.97%	-	1.08%
Home equity lines of credit	4	1.84%	-	1.74%
Commercial and industrial loans	25	9.07%	5	8.31%
Consumer loans	16	6.74%	32	8.05%
Total	$245	57.20%	$204	50.66%

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

We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in an amount management believes to be appropriate to absorb probable losses on existing loans. The allowance for loan losses consists primarily of two components: (1) specific allowances established for impaired loans and (2) general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. A loan is deemed impaired when, based on current information, it is probable that we will be unable to collect all amounts due under the loan contract.  If impairment is determined, Bank of Ruston will measure that impairment and create a specific valuation allowance for each such loan. General allowances are established for the remainder of the loan portfolio which is separated by category and, with respect to non-homogenous loans, further broken down into one of three risk classifications we have assigned to the loan.  Appropriate provisions for each category are calculated taking total loans by type and/or risk class and applying the historical four-year charge off percentage for that category plus a current economic adjustment percentage.  The economic adjustment used at each quarterly review period is analyzed to ensure that it is appropriate and reasonable based on current trends and economic conditions.  Following the quarterly allowance for loan loss analysis, we will make additional loan loss provisions, if warranted, or assign unallocated provisions to the allowance account. Following the quarter ended March 31, 2010, we further revised our methodology for allocating the allowance for loan losses such that there generally will no longer be an unallocated component to the allowance.

Investment Activities

General.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

At December 31, 2011, our investment securities portfolio, consisting of both debt and equity securities, amounted to $7.7 million, or 7.1% of total assets at such date. The largest component of our total securities portfolio was Government-sponsored agency or enterprise securities, which amounted to $3.7 million or 47.7% of the securities portfolio at December 31, 2011. In addition, we invest in mortgage-backed securities, municipal securities, and equity securities consisting of FHLB and correspondent bank stock. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.

At December 31, 2011, we had an aggregate of $137,000 in gross unrealized gains on our investment securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.  There were no unrealized losses as of December 31, 2011.

Management classifies debt securities as available for sale, held to maturity, or trading, at the time of acquisition.  Debt securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2011, we had $7.0 million of debt securities classified as available for sale, $99,000 of debt securities classified as held to maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At December 31, 2011, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

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

Investment and Mortgage-backed Securities Portfolios.  The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock and other equity securities at the dates indicated.

	December 31,
	2011		2010
	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value
Securities Available-for-Sale:
Government-sponsored enterprises	$3,635	$3,657	$7,103	$7,095
State and municipal	270	273	310	313
Mortgage-backed securities	2,929	3,041	3,903	4,018
Total Available-for-Sale Securities	6,834	6,971	11,316	11,426
Securities Held-to-Maturity:
Mortgage-backed securities	99	99	137	137
Total Held-to-Maturity Securities	99	99	137	137
Total debt securities	6,933	7,070	11,453	11,563
FHLB Stock	281	281	280	280
Other equity investments	320	320	-	-
Total equity securities	601	601	280	280
Total debt and equity securities	$7,534	$7,671	$11,733	$11,843

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.  The tax-equivalent yield on the tax-exempt securities included in the table was approximately 6.35%.

	Amounts at December 31, 2011, Maturing In
		Over 1 year	Over 5 years	Over 10
(In thousands)	1 year or less	to 5 years	to 10 years	years	Total
Securities Available-for-Sale, at fair value:
Government-sponsored enterprises	$1,217	$2,440	$-	$-	$3,657
State and municipal	-	-	273	-	273
Mortgage-backed securities	-	-	31	3,010	3,041
Total Available-for-Sale Securities	$1,217	$2,440	$304	$3,010	$6,971
Weighted-average yield	0.70%	0.84%	4.19%	2.75%	1.77%
Securities Held-to-Maturity at amortized cost:
Mortgage-backed securities	$-	$-	$99	$-	$99
Total Held-to-Maturity Securities	$-	$-	$99	$-	$99
Weighted-average yield			1.58%		1.57%
Total debt securities	$1,217	$2,440	$403	$3,010	$7,070
Weighted-average yield	0.70%	0.84%	3.55%	2.75%	1.77%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
(In thousands)	2011	2010
Fixed-rate:
Available-for-sale	$956	$1,343
Held-to-maturity	-	3
Total fixed-rate	956	1,346
Adjustable-rate:
Available-for-sale	2,085	2,675
Held-to-maturity	99	134
Total adjustable-rate	2,184	2,809
Total mortgage-backed securities	$3,140	$4,155

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2011		2010
(Dollars in thousands)	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$5,614	6.69%	$3,977	5.11%
1.00% - 1.99%	26,967	32.13%	21,142	27.14%
2.00% - 2.99%	759	0.90%	6,461	8.29%
3.00% - 3.99%	480	0.57%	1,697	2.18%
Total time deposits	$33,820	40.29%	$33,277	42.72%

Demand and savings:
Noninterest-bearing demand deposits	$8,323	9.92%	$7,881	10.12%
Interest-bearing demand deposits	15,892	18.93%	15,997	20.54%
Money market	11,711	13.95%	8,462	10.86%
Savings	14,193	16.91%	12,278	15.76%
Total demand and savings	$50,119	59.71%	$44,618	57.28%
Total deposits	83,939	100.00%	77,895	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
Interest-bearing demand and savings:
Interest-bearing demand deposits	$15,508	$62	0.40%	$15,986	$64	0.40%
Money market	9,849	98	1.00%	5,968	59	0.99%
Savings	13,507	183	1.35%	11,794	148	1.25%
Time deposits	33,375	433	1.30%	38,094	722	1.90%
Total demand and savings	72,239	776	1.07%	71,842	993	1.38%
Noninterest-bearing demand deposits	8,341	-		8,241	-
Total deposits	$80,580	$776	0.96%	$80,083	$993	1.24%

The following table presents the amount of time deposits at December 31, 2011 by interest rate categories and maturities.

	Balance at December 31, 2011
	Maturing in the 12 Months Ending December 31,
(In thousands)	2012	2013	2014	Thereafter	Total
Time deposits:
0.00% - 0.99%	$5,498	$-	$-	$-	$5,498
1.00% - 1.99%	24,192	2,594	171	10	26,967
2.00% - 2.99%	698	-	177	-	875
3.00% - 3.99%	350	-	-	130	480
Total time deposits	$30,738	$2,594	$348	$140	$33,820

The following table shows the maturities of our time deposits of $100,000 or more at December 31, 2011 by time remaining to maturity.

	At December 31, 2011
		Weighted
Quarter Ending:	Amount	Average Rate
March 31, 2012	$4,264	1.19%
June 30, 2012	4,545	1.12%
September 30, 2012	3,079	1.44%
December 31, 2012	2,901	1.17%
After December 31, 2012	932	1.64%
Total	$15,721	1.24%

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

As of December 31, 2011, the Company was permitted to borrow up to an aggregate total of $41.3 million from the Federal Home Loan Bank of Dallas.  The Company had Federal Home Loan Bank advances outstanding at December 31, 2011 of $3.4 million.  Additionally, at December 31, 2011, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.0 million.  There were no amounts purchased under this agreement as of December 31, 2011.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase.  Repurchase agreements are contracts for the sale of securities owned or borrowed by Bank of Ruston, with an agreement to repurchase those securities at an agreed upon price and date.  We use repurchase agreements as an investment vehicle for our commercial sweep checking product.  We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement.  Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer.  At December 31, 2011, our securities repurchase agreements amounted to $502,000 and all of such borrowings were short-term, having maturities of one year or less.  The average balance of our securities sold under repurchase agreements for the year ended December 31, 2011 was $652,000.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2011	2010
FHLB advances and other borrowings:
Average balance outstanding	$1,933	$1,077
Maximum amount outstanding at any month-end during the period	3,883	1,372
Balance outstanding at end of period	3,883	1,003
Average interest rate during the period	1.29%	1.30%
Weighted average interest rate at end of period	0.56%	1.92%

Subsidiaries

At December 31, 2011, Century Next Financial had one subsidiary, Bank of Ruston.

Total Employees

Bank of Ruston had 35 full-time and two part-time employees at December 31, 2011. None of these employees are represented by a collective bargaining agreement, and Bank of Ruston believes that it enjoys good relations with its personnel.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Century Next Financial and Bank of Ruston.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Century Next Financial, a Louisiana corporation, is the parent holding company for Bank of Ruston.  Century Next Financial is a registered savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the FRB.  Century Next Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Bank of Ruston, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (the “OCC”) extending to all aspects of its operations.  Bank of Ruston also is subject to regulation and examination by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the deposits of Bank of Ruston to the maximum extent permitted by law, and requirements established by the FRB.  Federally chartered savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the OCC and FDIC, with substantial enforcement powers.  The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Any change in such regulations, whether by the FRB, FDIC, OCC or Congress, could have a material adverse impact on Century Next Financial and Bank of Ruston and their operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision (the “OTS”), the former regulator of Century Next Financial and the Bank of Ruston, were transferred to other federal financial institution regulatory agencies on July 21, 2011.  See “– Recently Enacted Regulatory Reform.”  As of the transfer date, all of the regulatory functions related to Bank of Ruston that were under the jurisdiction of the OTS were transferred to the OCC.  In addition, as of that same date, all of the regulatory functions related to Century Next Financial, as a savings and loan holding company that were under the jurisdiction of the OTS, were transferred to the FRB.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC.  Savings and loan holding companies are now regulated by the Board of Governors of the Federal Reserve System.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve.  The following discussion summarizes significant aspects of the new law that may affect Bank of Ruston and Century Next Financial.  Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Bank of Ruston:

●
The OTS merged into the OCC and the authority of the other two bank regulatory agencies restructured.  The federal thrift charter is preserved under the jurisdiction of the OCC, and the Federal Reserve has authority over savings and loan holding companies.

●
A new independent consumer financial protection bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Bank of Ruston, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

●	Deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Century Next Financial:

●
Leverage capital requirements and risk based capital requirements applicable to depository institutions were extended to thrift holding companies.  However, the Federal Reserve has not issued regulations that address the levels of these capital requirements and when they will apply to Century Next Financial.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies are now required, or for smaller reporting companies such as Century Next Financial, will be required for meetings after January 21, 2013, to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote are now required, or for smaller reporting companies such as Century Next Financial, will be required after January 21, 2013 regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
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

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Century Next Financial Corporation

Holding Company Acquisitions.  Century Next Financial is a savings and loan holding company under the Home Owners’ Loan Act, as amended, registered with the FRB.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Century Next Financial operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB  prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Under recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements.  However, the FRB has not issued regulations regarding the levels of those capital requirements and when they will apply to Century Next Financial.  While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below.  Bank of Ruston is required to notify the OCC 30 days before declaring any dividend.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OCC and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings association subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the FRB as a bank holding company, unless the savings institution re-qualifies as a QTL within one year thereafter.

Federal Securities Laws.  Century Next Financial’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934.  We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Pursuant to OCC regulations and the plan of conversion, we have agreed to maintain such registration for a minimum of three years following Bank of Ruston’s mutual-to-stock conversion.

The Sarbanes-Oxley Act.  As a public company, Century Next Financial is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Bank of Ruston

General.  The OCC is Bank of Ruston’s primary federal regulator and has extensive authority over the operations of federally-chartered savings institutions.  As part of this authority, Bank of Ruston is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC.  The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund administered by the FDIC.

The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Any change in such regulations, whether by the FRB, FDIC, OCC or Congress, could have a material adverse impact on Century Next Financial and Bank of Ruston and their operations.

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  The unlimited deposit insurance for non-interest bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  Bank of Ruston did not participate in the temporary liquidity guarantee program.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $35,835. In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $374,625. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Bank of Ruston, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Bank of Ruston’s deposit insurance.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement - “tangible” capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement - “core” capital equal to at least 4.0% of adjusted total assets; and

●	risk-based capital requirement - “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  The Bank had no intangible assets at December 31, 2011.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of Ruston’s regulatory capital.

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

At December 31, 2011, Bank of Ruston exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.19%, 14.19% and 18.26%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-based	Tier 1	Tier 1
Capital Category	Capital	Risk-based Capital	Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2011, Bank of Ruston was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of Ruston’s capital position relative to its regulatory capital requirements at December 31, 2011.

					Required to be Well
					Capitalized under
			Required for Capital		Prompt Corrective		Excess Over Well-
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions		Capitalized Provisions
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%	$6,856	8.26%

Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%	$10,252	12.35%

Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%	$9,868	9.19%

Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A	N/A	N/A

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital; or (3) the savings institution is a subsidiary of a saving and loan holding company and the proposed capital distribution is not a cash dividend. If a savings institution, such as Bank of Ruston, that is the subsidiary of a stock saving and loan holding company, has filed a notice with the FRB for a cash dividend and it is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the FRB, at the same time that it is filed with the FRB.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Bank of Ruston is currently not in default in any assessment payment to the FDIC.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the OCC QTL test.

Currently, the OCC QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank and necessary to meet the obligations of its holding company.

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At December 31, 2011, Bank of Ruston met the requirements to be deemed a QTL.

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

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association includes any company or entity which controls the savings association.  In a holding company context, the holding company of a savings association (such as Century Next Financial) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Bank of Ruston currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Bank of Ruston is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2011, Bank of Ruston had Federal Home Loan Bank advances of $3.4 million and $37.9 million available on its credit line with the Federal Home Loan Bank.

As a member, Bank of Ruston is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 0.05% of its total assets plus 4.10% of any advance balance outstanding.  At December 31, 2011, Bank of Ruston had $281,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank.  At December 31, 2011, Bank of Ruston had met its reserve requirement.

TAXATION

Federal Taxation

General. Century Next Financial and Bank of Ruston will be subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of Ruston’s federal and state income tax returns for taxable years through December 31, 2005 have been closed for purposes of examination by the Internal Revenue Service.

Upon completion of the conversion, Century Next Financial will file a consolidated federal income tax return with Bank of Ruston.  Accordingly, it is anticipated that any cash distributions made by Century Next Financial to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

At December 31, 2011, the total federal pre-1988 reserve was approximately $1.2 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of Ruston for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2011, Bank of Ruston had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

Century Next Financial is subject to the Louisiana Corporation Income Tax based on our parent only Louisiana taxable income excluding any earnings of our subsidiary, Bank of Ruston.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  Century Next Financial had no taxable income for the year ended December 31, 2011 subject to Louisiana Corporate Income Tax.

Bank of Ruston will be subject to the Louisiana Shares Tax which is imposed on the assessed value of Bank of Ruston’s capital.  The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.  We believe that the Louisiana Shares Tax will result in a significant additional tax liability on an annual basis.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Properties

The Company conducts business from Bank of Ruston’s main office, one full-service banking office, and an administrative office.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2011.

			Net Book
		Date of Lease	Value of	Amount of
Description/Address	Leased/Owned	Expiration	Property	Deposits

Main Office:
505 North Vienna Street	Owned	N/A	$1,654	$76,205
Ruston, Louisiana 71270

Branch Office:
2109 Farmerville Highway	Owned	N/A	1,576	7,734
Ruston, Louisiana 71270

Administrative Office:
500 East Carolina Avenue	Leased	11/30/2015	138	-
Ruston, Louisiana 71270

Total			$3,368	$83,939

Item 3.  Legal Proceedings.

The Company is not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of Ruston.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Century Next Financial’s common stock is quoted on the OTC Bulletin Board under the symbol “CTUY”.  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on October 1, 2010.  As of December 31, 2011, there were 1,058,000 shares of common stock outstanding, held by approximately 198 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low price information for Century Next Financial’s common stock for the quarter ended December 31, 2010.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Information relating to price quotations has been obtained from the Nasdaq Stock Market, Inc.  The Company has not declared or paid cash dividends.

	High	Low
Year Ended December 31, 2011
First quarter	$13.50	$11.00
Second quarter	18.00	13.50
Third quarter	16.85	14.00
Fourth quarter	14.50	13.60

Year Ended December 31, 2010
First quarter	$12.00	$11.00
Second quarter	N/A	N/A
Third quarter	N/A	N/A
Fourth quarter	N/A	N/A

The information for all equity compensation plans is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)           Purchases of Equity Securities.

The following presents the Company’s purchase activity during the fourth quarter ended December 31, 2011:

			Total Number of	Maximum Number
			Shares Purchsed as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchsed	per Share	Programs	Programs (1)
October 1-31, 2011	10,100	$14.50	-	17,220
November 1-30, 2011	-	$-	-	17,220
December 1-31, 2011	-	$-	-	17,220

Total	25,100	$-	-	17,220

Notes to this table:

(1)
The Company’s 2011 Recognition and Retention Plan was authorized to purchase up to a maximum of 42,320 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on September 30, 2010, as disclosed in the Company’s prospectus dated August 11, 2010, and announced by press release on May 17, 2011.

Item 6.  Selected Financial Data.

Set forth below is selected summary historical financial and other data of Century Next Financial Corporation.  We have prepared this information using the financial statements of Century Next Financial and its subsidiary, Bank of Ruston for the two years ended December 31, 2011.  When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data:	At December 31,
(data in thousands, except per share data)	2011	2010
Total Assets	$107,418	$98,115
Cash and cash equivalents	5,200	7,581
Securities available-for-sale	6,971	11,426
Securities held-to-maturity	99	137
FHLB stock and other investments	281	280
Total net loans	86,586	71,613
Total deposits	83,939	77,895
Short-term borrowings including FHLB Advances	3,502	588
Long-term borrowings - FHLB Advances	381	415
Total equity	18,762	18,308

	For the Year Ended
	December 31,
	2011	2010
Selected Operating Data:
Interest income	$5,110	$4,722
Interest expense	801	1,007
Net interest income before provision for loan losses	4,309	3,715
Provision for loan losses	56	43
Net interest income after provision for loan losses	4,253	3,672
Non-interest income	1,074	869
Non-interest expense	4,487	3,550
Income before income taxes	840	991
Income taxes	206	335
Net income	$634	$656

	At or For the Year Ended
	December 31,
	2011	2010
Select Operating Ratios:(1)
Average yield on interest-earning assets	5.49%	5.56%
Average rate on interest-bearing liabilities	1.08%	1.38%
Average net interest spread (2)	4.41%	4.18%
Net interest margin (2)	4.63%	4.37%
Average interest-earning assets to average interest-bearing liabilities	125.55%	116.50%
Net interest income after provision for loan losses to non-interest expense	94.78%	103.44%
Total non-interest exepnse to average assets	4.40%	3.83%
Efficiency ratio(3)	83.36%	77.44%
Return on average assets	0.62%	0.71%
Return on average equity	3.41%	6.30%
Average equity to average assets	18.23%	11.22%

Asset Quality Ratios:(4)
Non-performing loans as a percent of total net loans(5)	0.53%	1.08%
Non-performing assets as a percent of total assets(5)	0.44%	0.81%
Allowance for loan losses to total loans	0.28%	0.28%
Allowance for loan losses as a percent of non-performing loans	53.26%	26.36%
Net charge-offs to average total loans	0.02%	0.02%

Capital Ratios:(6)
Tier 1 capital ratio	14.19%	14.60%
Tier 1 risk-based capital ratio	18.35%	21.09%
Total risk-based capital ratio	18.26%	21.39%

Other Data:
Banking offices	2	2

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
Ratios for the three-month periods are annualized.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net charge-offs to average net loans.
(5)	Non-performing loans consist of all loans 90 days or more past due and all non-accruing loans. Non-performing assets consist of non-performing loans and other repossessed assets.
(6)	Capital ratios are end of period ratios.

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

We sell a substantial amount of our long-term, fixed rate single-family residential mortgage loans into the secondary market, although we also retain some of such loans for portfolio.  In recent years, we have emphasized commercial real estate lending which increased from $12.9 million at December 31, 2010 to $15.1 million at December 31, 2011. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, and commercial business.  Our loans are primarily funded by a mix of deposit types including 59.7% demand and savings and 40.3% time deposits, both as a percent of total deposits, and other borrowings including FHLB advances.  Loan growth for 2011 was funded by a combination of use of excess interest-bearing deposits in banks, proceeds from investment sales and maturities, deposit growth, which consisted primarily of growth in money market and savings accounts, and FHLB advances.  For the year ended December 31, 2011, total deposit grew by 7.8% or $6.0 million to $83.9 million from $77.9 million at December 31, 2010. We had borrowings from the Federal Home Loan Bank of Dallas at December 31, 2011 and 2010 of $3.4 million and $415,000, respectively.  We anticipate that deposits will be a primary source of funding for our assets in the near term.  However, we will strive to utilize the funding source with the lowest cost to improve our net interest margin.

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

●
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

●
Growing our Retail Core Deposits. We plan to grow our retail deposits by emphasizing transactional deposit accounts. According to the market share report of the FDIC, as of June 30, 2011, the most recent date for which information is available, Bank of Ruston had 9.3% of the market in Lincoln Parish which was the fourth largest following one bank that operates nationally and two regional banks. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and developing more of a sales culture in the branches. Advertising, promotions and offering attractive rates on certain transaction accounts may also be utilized as means to increase retail core deposits.

●
Maintaining High Asset Quality.  We continue to maintain high levels of asset quality.  At December 31, 2011, we had $469,000 of non-performing assets including $460,000 in non-performing loans and $9,000 in other foreclosed assets.  We attribute our high asset quality to our prudent and conservative underwriting practices, which include low loan-to-value ratios, personal guarantees, cross collateralization and tailoring loan terms for the individual customer. We intend to maintain high asset quality as we grow Bank of Ruston.

●
Continuing to Provide Exceptional Customer Service.  As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers.  We deliver personalized service to our customers distinguishing us from the large regional banks operating in our market area.  Our management team has strong ties to the community.  We believe that we know our customers’ banking needs and can respond quickly to address them.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets increased $9.3 million, or 9.5%, to $107.4 million at December 31, 2011 compared to $98.1 million at December 31, 2010.  This increase was primarily due to an increase in net loans of $15.0 million offset by decreases in cash and cash equivalents of $2.4 million and investment securities of $4.5 million.

Cash and cash equivalents decreased $2.4 million or 31.4% to $5.2 million at December 31, 2011 compared to $7.6 million at December 31, 2010 primarily from utilization of excess funds for loan growth.

Investment securities decreased $4.5 million, or 38.9% to $7.1 million at December 31, 2011 from $11.6 million at December 31, 2010. The decrease in investment securities was due to sales and maturities of debt securities to assist in funding loan growth during 2011.

Net loans increased $15.0 million or 20.9% at December 31, 2011 compared to December 31, 2010.  The increase in net loans was due primarily to an increase in commercial real estate and multi-family loans of $5.0 million, one- to four-family residential loans of $4.5 million, residential construction loans of $3.5 million, commercial business loans of $1.9 million, home equity lines of credit of $350,000, and consumer non-real estate loans of $72,000. Land loans decreased $293,000.  The increase in the various loan categories was due primarily to new customer development.

Premises and equipment, net of accumulated depreciation, and other assets increased by $883,000 or 12.5% to $8.0 million at December 31, 2011 compared to $7.1 million at December 31, 2010.   The increase was due primarily to an increase in premises and equipment of $480,000, an increase in other assets of $357,000, and an increase in accrued interest receivable of $58.  Other foreclosed assets decreased by $12,000.

Total deposits increased by $6.0 million or 7.8% to $83.9 million at December 31, 2011 compared to $77.9 million in deposits at December 31, 2010.  The increase was due to an increase in money market deposits of $3.3 million, an increase in savings deposits of $1.9 million, an increase in time deposits of $543,000, and an increase in noninterest-bearing demand deposits of $442,000.  Interest-bearing demand deposits decreased by $105,000.  The increase in money market and savings deposits was due to new customer development and special rate promotions.

Other borrowings increased $2.9 million or 287.1% to $3.9 million at December 31, 2011 compared to $1.0 million at December 31, 2010, due primarily to an increase in FHLB advances to assist in funding of loan growth.

Other liabilities, which include advances from borrowers for insurance and taxes, accrued interest payable, and other liabilities, decreased $75,000 or 8.3% to $834,000 at December 31, 2011 compared to $909,000 at December 31, 2010.

Total equity increased $454,000 or 2.5% to $18.8 million at December 31, 2011 compared to $18.3 million at December 31, 2010.  The increase was primarily due to net income for the year ended December 31, 2011 of $634,000, an increase in additional paid-in capital from equity-based compensation accruals of $131,000, a decrease in the contra balance of unearned ESOP shares resulting in an increase to equity of $36,000, and an increase in the unrealized gain on available-for-sale debt securities, net of tax, included in accumulated other comprehensive income of $18,000.  The increase was offset by a decrease in equity from the purchase of shares for the Recognition and Retention Plan, an equity-based compensation plan, of $365,000.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, our net income was $634,000, a decrease of $22,000 or 3.4% compared to net income of $656,000 for the year ended December 31, 2010.  The change in net income year over year consisted of an increase in net interest income after loan loss provision of $581,000 and an increase in non-interest income of $205,000. These increases were offset by an increase in non-interest expense of $937,000 and a decrease in the provision for income taxes of $129,000.

Interest income increased by $388,000, or 8.2%, to $5.1 million for the year ended December 31, 2011 compared to $4.7 million for the year ended December 31, 2010.  The increase year over year in interest income was primarily due to an increase of $412,000 in interest income from loans which was offset by a $24,000 decrease in interest income from debt securities and other earning assets.  The increase in loan interest income was due to a $6.9 million or 9.8% increase in the average loan balance outstanding for 2011 compared to 2010 partially offset by the 4 basis point decline in the average yield earned on loans.  The decrease in interest income from debt securities and other earning assets was due primarily to a decrease in the average yield of 26 basis points in 2011 compared to 2010.

Interest expense decreased by $206,000, or 20.5%, to $801,000 for the year ended December 31, 2011 compared to $1.0 million for the year ended December 31, 2010 primarily as a result of a decrease in the average rate paid on time deposit accounts of 60 basis points to 1.30% in 2011 compared to 1.90% in 2010.  The decrease in the average rate paid on time deposits is due to time deposit maturities during the year that renewed at a lower rate.  Interest expense on interest-bearing checking, savings, and money market deposits and other borrowings increased by $83,000 due primarily to an increase in the average balance outstanding of these deposits for 2011 as compared to 2010.

Net Interest Income.  Net interest income amounted to $4.3 million for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010.  The $594,000 or 16.0% increase was primarily due to an increase in interest income from loans of $412,000, due primarily to loan growth, and a decrease in interest expense on time deposits of $289,000 from declining deposit rates.

The average interest rate spread increased to 4.41% for the year ended December 31, 2011 from 4.18% for the year ended December 31, 2010 while average interest-earning assets increased to $93.1 million from $85.0 million during the same periods.  Average interest-earning assets to average interest-bearing liabilities increased to 125.55% for the year ended December 31, 2011 from 116.50% for the year ended December 31, 2010.  The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities to 1.08% in fiscal 2011 from 1.38% in fiscal 2010 compared to a decrease in the average yield on interest earning assets to 5.49% in 2011 from 5.56% in 2010.  Net interest margin increased 26 basis points to 4.63% from 4.37% at December 31, 2011 and 2010, respectively, primarily due to a decrease of 30 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 7 basis points in the average yield on interest-earning assets for the periods.

For more information regarding the effect of volume and rates on interest income and interest expense, see the “Volume/Rate Analysis” section further in this Form 10-K document.

Provision for Loan Losses.  Provision for loan losses increased by $13,000 or 30.2% to $56,000 for the year ended December 31, 3011 as compared to $43,000 for the year ended December 31, 2010.  The increase in provision for 2011 was due primarily to loan growth in 2011.

Non-Interest Income.  Non-interest income, which includes fees and service charges, realized gains and losses on investments and other non-interest income, amounted to $1.1 million for the year ended December 31, 2011, an increase of $205,000 or 23.6% compared to non-interest income of $869,000 for the year ended December 31, 2010.  The increase was due to a $73,000 increase in the gain on sale of fixed assets, an increase of $48,000 of service charges on deposit accounts, an increase of $23,000 in loan servicing fees, an increase of $13,000 in the gain on sale of loans, and various other items of non-interest income, including the increase in cash surrender value of bank-owned life insurance, of $48,000.

Non-Interest Expense.  Non-interest expense increased by $937,000 to $4.5 million for the year ended December 31, 2011 as compared to $3.6 million through the same period in 2010.  The increase was primarily due to an increase in compensation expense of $470,000, an increase in occupancy and equipment expense of $90,000, an increase in data processing expense of $118,000, an increase in directors expense of $38,000, an increase in legal and professional of $165,000, and an increase in various other operating expense items as reported on the income statement, including office supplies, foreclosed assets, and other operating expense, of $119,000.  The increases year over year were offset by decreases in advertising of $29,000 and FDIC deposit insurance of $34,000, respectively.  Year over year, the increases in compensation expense were due mainly to the normal salary increases and the additions of two officer level employees, the increases in occupancy and equipment expense consists mainly of expensing of obsolete assets no longer in service and depreciation on new equipment, the increases in data processing expense were due mainly to non-recurring expenses associated with our computer system conversion, and the increases in legal and professional were primarily holding company expenses for regulatory report filing including legal and accounting fees.

Income Tax Expense.  Income tax expense for the year ended December 31, 2011 amounted to $206,000, a decrease of $129,000 compared to $335,000 for the year ended December 31, 2010 resulting in effective tax rates of 24.5% and 33.8%, respectively.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be. The table also reflects the yields on the Company’s interest-earning assets on costs of interest-bearing liabilities at December 31, 2011.

	Years Ended December 31,
(dollars in thousands)	2011			2010
	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Earning assets:
Loans (1)	$77,908	$4,955	6.36%	$70,964	$4,543	6.40%
Debt Securities	9,568	149	1.56%	6,789	170	2.50%
Other earning assets	5,649	6	0.11%	7,199	9	0.13%

Total earning assets	93,125	5,110	5.49%	84,952	4,722	5.56%

Non-earning assets	8,966			7,802
Total Assets	$102,091			$92,754

Interest-bearing liabilities:
Interest-bearing checking	$15,508	$62	0.40%	$15,986	$64	0.40%
Savings & MMDA	23,356	281	1.20%	17,762	207	1.17%
Time deposits	33,375	433	1.30%	38,094	722	1.90%
Other borrowings	1,933	25	1.29%	1,077	14	1.30%

Total interest-bearing liabilities	74,172	801	1.08%	72,919	1,007	1.38%

Noninterest-bearing deposits	8,341			8,241
Other liabilities	968			1,183

Total Liabilities	83,481			82,343
Shareholders’ equity	18,610			10,411
Total Liabilities and
Shareholders’ Equity	$102,091			$92,754

Net Interest Income & Spread(2)		$4,309	4.41%		$3,715	4.18%
Net Interest Margin(3)			4.63%			4.37%
Average earning assets to interest-bearing liabilities			125.55%			116.50%

(1)	Calculated net of deferred fees and discounts.
(2)	Net interest spread is equal to the average yield on total earning assets less the average cost of total interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average total earning assets.

Volume/Rate Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,			Year Ended December 31,
	2011 over 2010			2010 over 2009
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:

Loans, net of deferred loan fees	$441	$(29)	$412	$372	$(124)	$248
Debt Securities	56	(77)	(21)	(9)	(30)	(39)
Other earning assets	(2)	(1)	(3)	1	(1)	0

Total	495	(107)	388	364	(155)	209
Interest expense:

Interest-bearing checking	(2)	0	(2)	0	0	0
Savings & MMDA	68	6	74	35	(81)	(46)
Time deposits	(81)	(208)	(289)	77	(331)	(254)
Other borrowings	11	0	11	0	8	8

Total interest expense	(4)	(202)	(206)	112	(404)	(292)
Increase in net interest income	$499	$95	$594	$252	$249	$501

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

At December 31, 2011, the Company had $831,000 in classified loans compared to $724,000 at December 31, 2010.  Of these loans, at December 31, 2011, $816,000 were accruing loans and $15,000 were nonaccruing loans.  Total loans included in classified loans at December 31, 2011 that were evaluated for impairment was $15,000 compared to $387,000 evaluated for impairment and included in classified loans at December 31, 2010.  A loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At December 31, 2011, we had $460,000 in non-performing loans.  This compares to $774,000 in non-performing loans at December 31, 2010.  Non-performing loans as a percentage of net loans at December 31, 2011 were 0.53% as compared to 1.08% at December 31, 2010.  Other foreclosed assets at December 31, 2011 were $9,000 compared to $21,000 at December 31, 2010 consisting of small motor vehicles.

The Company charged off $20,000 of gross loan balances classified as loss for the year ended December 31, 2011 and recovered $5,000 in loan balances previously charged off in prior years.  The result was net charge offs of $15,000 for the year ended December 31, 2011, the same as the year ended December 31, 2010.

The adequacy of the allowance for loan losses is determined by management based upon an analysis of a number of recognized factors such as historical losses, industry default rates, peer group comparisons, loan quality classifications, and various economic indicators as well as the views of the Company’s banking regulators.  The allowance for loan losses is routinely reported to the Board of Directors and is subject to review by our external auditors and regulatory examiners.

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

Loan loss provisions of $56,000 were made to the allowance during the year ended December 31, 2011 compared to a provision of $43,000 in fiscal 2010.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges. In adjusting the Company’s asset/liability position, management attempts to manage interest rate risk while enhancing, if possible, the net interest margin and net interest income.

The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates. At the end of 2011, the Company’s asset and liability position, referred to as “Gap Ratio” was asset sensitive, with a greater amount of earning assets subject to immediate and near-term interest rate changes relative to interest-bearing liabilities. The Company’s one-year cumulative Gap Ratio is projected to be slightly asset sensitive, which means that more assets than liabilities will be repricing within the next year.  Beyond the one-year time horizon, the cumulative Gap Ratio is expected to continue to be asset sensitive.  It is anticipated that the interest rate environment will remain flat as projected by the most recent meeting of the Federal Open Market Committee (FOMC) of the Federal Reserve System.  A flat rate environment will most likely limit the negative impact on the Company’s net interest margin for the twelve months ended December 31, 2012. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the latest simulation forecast by management, using December 31, 2011 balances as a base, projected that in a flat rate environment, net interest income, before the provision for loan losses, would likely be higher for 2012 compared to actual results for 2011. The increase in net interest income is expected to be primarily attributable to anticipated loan growth, which is the highest yielding asset class.  The Company utilizes rate shock modeling to project the effect of changes in interest rates on its net interest income.  Rate changes of down 100 and 200 basis points and up 100, 200, 300, and 400 basis points are used in the model simulation.  Using these rate change scenarios, the effect on net interest income will be minimal over the one-year period.  The information below shows the effect of the respective rate changes on net interest income as follows:

Shift in	% Change
Interest Rates	in Projected
(in bps)	Net Interest Income
+400	12.18%
+300	9.20%
+200	5.95%
+100	2.63%
Base	0.00%
-100	-3.70%
-200	-8.06%

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  The Bank’s cash and cash equivalents amounted to $5.2 million at December 31, 2011.

A significant portion of the Bank’s liquidity consists of non-interest earning deposits.  The Bank’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At December 31, 2011, the Bank had advances from the Federal Home Loan Bank of Dallas of $3.4 million and had $41.3 million in borrowing capacity. Additionally, at December 31, 2011, The Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby the Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.0 million. There were no amounts purchased under this agreement as of December 31, 2011.

At December 31, 2011, The Bank had outstanding loan commitments of $4.4 million to originate loans.  At December 31, 2011, time deposits scheduled to mature in less than one year totaled $30.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Bank intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2011, Bank of Ruston exceeded each of its capital requirements with ratios of 14.19%, 18.35% and 18.26%, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  In general, we require collateral or other security to support financial instruments with off–balance sheet credit risk.

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2011.

	Total
	Amounts
	Committed at
	December 31,	To 1	1-3	4-5	After 5
(In thousands)	2011	Year	Years	Years	Years
Standby letters of credit	$67	$40	$27	$-	$-
Unfunded commitments under lines of credit	3,799	3,281	518	-	-
Commitments to originate loans	4,442	3,050	1,392	-
Total commitments	$8,308	$6,371	$1,937	$-	$-

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations, consisting of time deposits, at December 31, 2011.

	Total at
	December 31,	To 1	1-3	4-5	After 5
(In thousands)	2011	Year	Years	Years	Years
Time deposits	$33,820	$30,738	$2,942	$140	$-
Total contractual obligations	$33,820	$30,738	$2,942	$140	$-

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

[Letterhead of Heard, McElroy & Vestal LLC]

The Board of Directors
Century Next Financial Corporation
Ruston, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Century Next Financial Corporation and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in retained earnings, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Next Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Heard, McElroy & Vestal LLC
March 20, 2012
Shreveport, Louisiana

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$5,200	$7,581
Debt securities:
Available-for-sale	6,971	11,426
Held-to-maturity (including $99 and $137 at fair value)	99	137
Total Debt Securities	7,070	11,563
Federal Home Loan Bank stock	281	280
Other equity investments	320	-
Loans:
Loans, net of unearned income	83,257	70,986
Loans held for sale	3,574	831
Allowance for loan losses	(245)	(204)
Net Loans	86,586	71,613
Accrued interest receivable	454	396
Premises and equipment, net of accumulated depreciation of $1,707 and $1,499	4,259	3,779
Other foreclosed assets	9	21
Other assets	3,239	2,882

TOTAL ASSETS	$107,418	$98,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,323	$7,881
Interest-bearing	75,616	70,014
Total Deposits	83,939	77,895
Advances from borrowers for insurance and taxes	57	37
Short-term borrowings (FHLB advances and resale agreements)	3,502	588
Long-term borrowings (FHLB advances)	381	415
Accrued interest payable	12	18
Other liabilities	765	854
Total Liabilities	88,656	79,807

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued and outstanding	11	11
Additional paid-in capital	9,952	9,821
Unearned shares held by Recognition and Retention Plan (25,100 and 0 shares)	(365)	-
Unearned ESOP Shares (62,535 and 65,870 shares)	(625)	(661)
Retained earnings	9,699	9,065
Accumulated other comprehensive income-net of taxes, $47 and $37	90	72
Total Stockholders’ Equity	18,762	18,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,418	$98,115

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except share data)	2011	2010

INTEREST INCOME
Loans (including fees)	$4,955	$4,543
Debt securities:
Taxable	136	155
Tax-exempt	13	15
Other	6	9
Total Interest Income	5,110	4,722

INTEREST EXPENSE
Deposits	776	993
Short-term borrowings	7	10
Long-term debt	18	4
Total Interest Expense	801	1,007

Net Interest Income	4,309	3,715
Provision for loan losses	56	43
Net Interest Income After Loan Loss Provision	4,253	3,672

NON-INTEREST INCOME
Service charges on deposit accounts	214	166
Loan servicing fees	476	453
Gain on sale of loans	31	18
Gain on sales of available-for-sale securities	6	-
Gain on sale of foreclosed assets	5	3
Gain on sale of fixed assets	126	53
Other	216	176
Total Non-interest Income	1,074	869

NON-INTEREST EXPENSE
Salaries and employee benefits	2,456	1,986
Occupancy and equipment	462	372
Data processing	304	186
Directors expense	143	105
Advertising	110	139
Legal and professional	190	25
Audit and examination fees	80	80
Office supplies	76	63
FDIC deposit insurance	70	104
Foreclosed assets	4	2
Other operating expense	592	488
Total Non-interest Expense	4,487	3,550

Income Before Taxes	840	991
Income Taxes	206	335

NET INCOME	$634	$656

Basic Earnings per Share	$0.65	$0.66

Diluted Earnings per Share	$0.65	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

STATEMENTS OF CHANGES IN RETAINED EARNINGS

(In thousands)	Common Stock Amount	Additional Paid-In Capital	Unearned RRP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2009	$-	$-	$-	$-	$68	$8,409	$8,477
Comprehensive income:
Net income	-	-	-	-	-	656	656
Changes in net unrealized gain on securities available for sale, net of tax	-	-	-	-	4	-	4
Total comprehensive income							660
Issuance of Common Stock for Initial Public Offering, net of $651 conversion cost	11	9,821	-	-	-	-	9,832
Shares purchased for ESOP	-	-	-	(667)	-	-	(667)
ESOP shares released	-	-	-	6	-	-	6

Balance, December 31, 2010	$11	$9,821	$-	$(661)	$72	$9,065	$18,308
Comprehensive income:
Net income	-	-	-	-	-	634	634
Changes in net unrealized gain on securities available for sale, net of tax	-	-	-	-	18	-	18
Total comprehensive income							652
Shares purchased for RRP	-	-	(365)	-	-	-	(365)
ESOP shares released	-	15	-	36	-	-	51
Stock option expense	-	32	-	-	-	-	32
Amortization of awards under RRP	-	84	-	-	-	-	84

Balance December 31, 2011	$11	$9,952	$(365)	$(625)	$90	$9,699	$18,762

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$634	$656
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	56	43
Depreciation and amortization	256	205
Stock-based compensation expense, net of tax benefits	131	-
ESOP shares released	36	-
Net gain on sale of loans	(31)	(18)
Net gain on sale of available-for-sale securities	(6)	-
Net gain on sale of foreclosed assets	(5)	(3)
Net gain on sale of fixed assets	(126)	(53)
Income from change in cash surrender value of life insurance	(58)	(44)
Deferred income tax (benefit) expense	(126)	15
Net amortization of premium on investment securities	50	39
Increase in loans held for sale	(2,743)	(40)
(Increase) decrease in interest receivable and other assets	(55)	50
Increase (decrease) in accrued interest payable and other liabilities	(95)	344
Total adjustments	(2,716)	538
Net cash provided (used) by operating activities	(2,082)	1,194

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	6,682	1,760
Purchases of investment securities	(2,215)	(6,103)
Net purchase of FHLB stock and other equity investments	(321)	(1)
Proceeds from sales of foreclosed assets	17	4
Purchases of life insurance	(176)	(542)
Proceeds from sales of fixed assets	299	150
Purchase of fixed assets	(909)	(197)
Net increase in loans	(12,255)	(4,586)
Net cash used by investing activities	(8,878)	(9,515)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	5,501	7,520
Net increase (decrease) in time deposits	543	(5,569)
Increases in advances from borrowers for insurance and taxes	20	16
Net increase in FHLB advances	2,966	415
Net decrease in securities sold under agreements to repurchase	(86)	(319)
Proceeds from issuance of common stock	-	10,580
Cost of issuance of common stock	-	(748)
Purchase of shares for Recognition and Retention Plan	(365)	-
Loan to ESOP for purchase of stock	-	(667)
Net cash provided by financing activities	8,579	11,228

Net increase (decrease) in cash and cash equivalents	(2,381)	2,907
Cash and cash equivalents, at beginning of period	7,581	4,674

Cash and cash equivalents, at end of period	$5,200	$7,581

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$807	$1,009
Income taxes	$307	$49

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1.      Summary of Significant Accounting Policies

a.    Investments in securities
The Bank’s investments in securities are classified in two categories and accounted for as follows:

●
Securities Held to Maturity.  Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the straight-line method over the period to maturity.

●	Securities Available for Sale. Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities held to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost, that are other than temporary, result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  No such write-downs were made in fiscal 2011 or fiscal 2010.

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

e.Bank Owned Life Insurance
The Bank has purchased insurance policies on the lives of certain directors and executive officers of the Bank.  The Bank purchased the policies to insure the lives of certain key executives and provide additional benefits for their beneficiaries. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the balance sheets and included in other assets. At December 31, 2011 and 2010, the cash surrender value amounted to $2.7 million, and $2.5 million, respectively. The Bank may not invest more than 25 percent of its total capital in bank-owned life insurance without first notifying and obtaining authorization from the Bank’s OCC Regional Office. The bank-owned life insurance provides an attractive tax-exempt return to the Bank.

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

g.    Cash and cash equivalents
For purposes of the statement of cash flows, the Bank considers all cash on hand and demand deposits with other banks to be cash equivalents.  The Bank is required to maintain balances on hand or with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve requirements amounted to $462,000 and $510,000, respectively.

h.     Advertising costs
Advertising costs are expensed as incurred.  Such costs amounted to approximately $110,000 and $139,000 for December 31, 2011 and 2010, respectively, and are included in other operating expense.

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

k.     Recent accounting pronouncements

International Financial Reporting Standards (“IFRS”)

In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC is expected to make a determination in 2012 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

Accounting Standards Updates

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

In 2010, the Company adopted the provisions of ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which require the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio. The additional disclosures required are incorporated in Notes 3 and 4 in these audited consolidated financial statements.

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

1.      Summary of Significant Accounting Policies   (Continued)

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multi-employer Plans.  ASU 2011-09 requires entities to provide additional separate disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. This update is intended to provide users with more detailed information about an employer’s involvement in multi-employer pension plans.  The effective date for ASU 2011-09 is for annual periods for fiscal years ending after December 15, 2011.  The Company has included the required disclosures in these notes to the audited financial statements.  The adoption of this accounting standards update did not have a material impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The effective date for ASU 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU 2011-12 defers certain changes in ASU 2011-05 relating to the presentation of reclassification adjustments.  The effective date for ASU 2011-12 is for annual and interim periods beginning after December 15, 2011.

2.      Investment Securities

The carrying amounts (in thousands) of investment securities and their approximate fair values at December 31, 2011 and 2010 are as follows:

(In thousands)
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$3,635	$22	$-	$3,657
State and municipal	270	3	-	273
Mortgage-backed securities	2,929	112	-	3,041
Total Available-for-Sale Securities	6,834	137	-	6,971
Securities Held-to-Maturity:
Mortgage-backed securities	99	-	-	99
Total Held-to-Maturity Securities	99	-	-	99
Total Debt Securities	$6,933	$137	$-	$7,070

* - Includes FNMA and FHLB bonds

(In thousands)
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$7,103	$5	$(13)	$7,095
State and municipal	310	3	-	313
Mortgage-backed securities	3,903	115	-	4,018
Total Available-for-Sale Securities	11,316	123	(13)	11,426
Securities Held-to-Maturity:
Mortgage-backed securities	137	1	(1)	137
Total Held-to-Maturity Securities	137	1	(1)	137
Total Debt Securities	$11,453	$124	$(14)	$11,563

* - Includes FNMA and FHLB bonds

There were no securities with gross unrealized losses at December 30, 2011.  Information pertaining to securities with gross unrealized losses at December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2010	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available-for-Sale, at fair value
U.S. Government and federal agency	$-	$-	$-	$-	$-
Government-sponsored enterprises	13	6,083	-	-	13
State and municipal	-	-	-	-	-
Mortgage-backed securities	-	-	1	61	1
Other securities	-	-	-	-	-
Total Available-for-Sale Securities	$13	$6,083	$1	$61	$14

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

Market changes in interest rates and market changes in credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at December 31, 2011 and 2010.

The scheduled maturities of debt securities at December 31, 2011 are as follows:

(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
U.S. Government and federal agency	$-	$-	$-	$-	$-
Government-sponsored enterprises	1,217	2,440	-	-	3,657
State and municipal	-	-	273	-	273
Mortgage-backed securities	-	-	31	3,010	3,041
Other securities	-	-	-	-	-
Total Available-for-Sale Securities	$1,217	$2,440	$304	$3,010	$6,971
Securities Held-to-Maturity at amortized cost
U.S. Government and federal agency	$-	$-	$-	$-	$-
Government-sponsored enterprises	-	-	-	-	-
State and municipal	-	-	-	-	-
Mortgage-backed securities	$-	$-	$99	$-	$99
Other securities	-	-	-	-	-
Total Held-to-Maturity Securities	$-	$-	$99	$-	$99
Total Debt Securities	$1,217	$2,440	$403	$3,010	$7,070

The FHLB stock is a restricted investment security, and is carried at cost.  Total FHLB stock outstanding was $281,000 and $280,000 at December 31, 2011 and 2010, respectively.

The following table summarizes investment activities (in thousands) for the periods ending December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011		2010
(In thousands)	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$-	$2,215	$-	$6,064
Sales and maturities of securities	$36	$6,649	$34	$1,726

Gross realized gains on sales	$-	$6	$-	$-
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$2	$-	$-

3.      Loans

Loans at December 31, 2011 and 2010, consist of the following:

	December 31,
(In thousands)	2011	2010
Mortgage loans on real estate:
Held for sale 1-4 family	$3,574	$831
Residential 1-4 family	37,168	35,436
Commercial	15,142	12,853
Multi-family	4,703	2,027
Land	6,598	6,891
Residential Construction	4,315	777
Home equity lines of credit	1,600	1,250
Total mortgage loans on real estate	73,100	60,065
Commercial loans	7,877	5,970
Consumer loans, including overdrafts of $66 and $42	5,854	5,782

Total loans	86,831	71,817
Less: Allowance for loan losses	(245)	(204)
Loans, net	$86,586	$71,613

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At December 31, 2011 and December 31, 2010, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $20.7 million and $10.8 million, respectively.  The Bank also is committed to sell loans approximating $3.6 million and $801,000 at December 31, 2011 and 2010, respectively.

The following table details loans individually and collectively evaluated for impairment at December 31, 2011:

	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$-	$-	$-
Commercial	-	-	-
Multi-family	-	-	-
Land	14	-	14
Residential construction	-	-	-
Home equity lines of credit	-	-	-

Total loans secured by real estate	14	-	14
Commercial and industrial loans	-	-	-
Consumer loans	1	-	1

Total loans	$15	$-	$15

3.      Loans (Continued)

	For the Year Ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate-other	$-	$-	$-	$-	$-
Residential-prime	14	14	-	24	-
Consumer	1	1	-	-	-
With an allowance recorded:
Commercial real estate-other	-	-	-	-	-
Residential-prime	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate-other	-	-	-	-	-
Residential-prime	14	14	-	24	-
Consumer	1	1	-	-	-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of December 31, 2011, the Company had no TDRs to report.

4.      Allowance for Loan Losses and Credit Quality

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

A summary of changes in the allowance for loan losses is as follows:

	December 31,
(In thousands)	2011	2010
Beginning balance	$204	$176
Provision for loan losses	56	43
Loans charged-offs	(20)	(18)
Recoveries of loans previously charged-off	5	3
Ending balance	$245	$204

4.      Allowance for Loan Losses and Credit Quality (Continued)

The following tables detail the balance in the allowance for loan losses by portfolio segment at December 31, 2011:

	For the Year Ended December 31, 2011
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$50	$-	$-	$68	$118
Commercial	117	(10)	-	(64)	43
Multi-family	-	-	-	12	12
Land	-	(10)	-	26	16
Residential construction	-	-	-	11	11
Home equity lines of credit	-	-	-	4	4
Totals by loans secured by real estate	167	(20)	-	57	204
Commercial and industrial loans	5	-	-	20	25
Consumer loans	32	-	5	(21)	16
Totals for all loans	$204	$(20)	$5	$56	$245

At December 31, 2011, the Company had no allowance for loan losses disaggregated by impairment method.

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

4.      Allowance for Loan Losses and Credit Quality (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2011:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Residential 1-4 family	$40,291	$314	$137	$-	$-	$40,742
Commercial	14,795	347	-	-	-	15,142
Multi-family	4,703	-	-	-	-	4,703
Land	6,598	-	-	-	-	6,598
Residential construction	4,315	-	-	-	-	4,315
Home equity lines of credit	1,600	-	-	-	-	1,600
Totals by loans secured by real estate	72,302	661	137	-	-	73,100
Commercial and industrial loans	7,877	-	-	-	-	7,877
Consumer loans	5,821	16	17	-	-	5,854
Totals for all loans	$86,000	$677	$154	$-	$-	$86,831

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  Loans on which the accrual of interest has been discontinued amounted to approximately $15,000 and $423,000 at December 31, 2011 and 2010, respectively.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $1,000 for 2011 and $22,000 for 2010.

A summary of current, past due, and non-accrual loans at December 31, 2011 is as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Residential 1-4 family	$1,042	$212	$-	$1,254	$39,488	$40,742
Commercial	-	-	-	-	15,142	15,142
Multi-family	-	-	-	-	4,703	4,703
Land	59	233	14	306	6,292	6,598
Residential construction	-			-	4,315	4,315
Home equity lines of credit	-	-	-	-	1,600	1,600
Totals by loans secured by real estate	1,101	445	14	1,560	71,540	73,100
Commercial and industrial loans	-	-	-	-	7,877	7,877
Consumer loans	62	-	1	63	5,791	5,854
Totals for all loans	$1,163	$445	$15	$1,623	$85,208	$86,831

The Bank grants consumer, commercial and residential loans to customers in Ruston, Louisiana and the surrounding area.  Although the Bank has a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general economic sector.

5.      Premises and Equipment

Premises and equipment (in thousands) at December 31, 2011 and 2010, are summarized as follows:

	Estimated	December 31,
	Useful Lives	2011	2010
Cost:
Land		$970	$1,080
Building and improvements	15-40 years	3,033	2,934
Furniture and equipment	3-10 years	1,926	1,227
Vehicles	4-5 years	37	37
Total Cost		5,966	5,278
Less: Accumulated depreciation and amortization		(1,707)	(1,499)
Total Premises and Equipment		$4,259	$3,779

Depreciation expense charged to operations amounted to $256,000 in 2011 and $205,000 in 2010 for the years ending in December.

6.      Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and Tangible capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

6.      Regulatory Capital (Continued)

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action Provisions

As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%
Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%
Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%
Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A

As of December 31, 2010
Total capital to risk-weighted assets	$14,526	21.39%	$5,432	8.00%	$6,790	10.00%
Tier 1 Core capital to risk-weighted assets	$14,322	21.09%	$2,716	4.00%	$4,074	6.00%
Tier 1 Core capital to adjusted total assets	$14,322	14.60%	$3,923	4.00%	$4,904	5.00%
Tangible capital to tangible assets	$14,322	14.60%	$1,471	1.50%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated:

	December 31,
(In thousands)	2011	2010
GAAP equity	$15,949	$15,055
Unrealized gain on debt securities	(90)	(72)
Allowance for loan losses(allowable portion)	245	204
Equity investments required to be deducted	(320)	-
Unearned levered ESOP shares	(625)	(661)
Total risk-based Capital	$15,159	$14,526

7.       Related Party Transactions

At December 31, 2011 and 2010, certain officers, directors, or companies that have 10% or more beneficial ownership were indebted to the Bank in the approximate aggregate amounts of $1.7 million and $897,000, respectively.  Such parties held deposits in the Bank in the approximate amounts of $3.3 million, and $3.8 million at December 31, 2011 and 2010, respectively.  Total principal additions were $3.0 million and $582,000 and total principal payments were $1.3 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

8.       Off-Balance Sheet Activities

Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include standby letters of credit, unfunded commitments under lines of credit, and commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2011	2010
Standby letters of credit	$67	$159
Unfunded commitments under lines of credit	3,799	3,198
Commitments to originate loans	4,442	4,231
Total commitments	$8,308	$7,588

Unfunded commitments under lines-of-credit are commitments for possible future extensions of credit to existing customers. These lines-of-credit consist of commercial and consumer customers and may be secured or unsecured.  All of these commitments have a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support private borrowing arrangements and have expiration dates ranging from within one year to three years.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2011 such collateral amounted to $771,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The Bank is party to certain agreements for lease of premises, data processing and imaging services.  These agreements’ contractual terms vary and with a final expiration or renewal date between October 2015 and 2016 at approximately $10,250 per month.  Certain agreements automatically renew for a successive five-year term at market rates at the end of the current term, if no advance notice of termination is given.

Future estimated minimum payments at December 31, 2011 under these agreements are as follows:

(In thousands)	Amount
2012	$123
2013	123
2014	123
2015	123
2016	112
Total	$604

9.      Deposits

Deposits are summarized as follows at:

	December 31,
	2011		2010
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand and Savings
Noninterest-bearing demand deposits	$8,323	0.00%	$7,881	0.00%
Interest-bearing demand deposits	15,892	0.40%	15,997	0.40%
Savings	14,193	1.36%	12,278	1.33%
Money market	11,711	1.00%	8,462	1.00%
Total Demand and Savings	$50,119		$44,618

Time Deposits
0.00% to 0.99%	$5,614	0.67%	$3,977	0.74%
1.00% to 1.99%	26,967	1.21%	21,142	1.37%
2.00% to 2.99%	759	2.25%	6,461	2.23%
3.00% to 3.99%	480	3.18%	1,697	3.11%
Total Time Deposits	$33,820		$33,277
Total Deposits	$83,939		$77,895

Scheduled maturities of time deposits, excluding IRA accounts, at December 31, 2011 are as follows:

2012	$30,738
2013	2,594
2014	348
Thereafter	140
Total	$33,820

Time deposits of $100,000 or more amounted to approximately $15.7 million and $14.1 million at December 31, 2011 and 2010, respectively.

10.      Income Taxes
Income tax expense (in thousands) is summarized as follows:

	December 31,
(In thousands)	2011	2010
Current:
Federal	$332	$320
Deferred:
Federal	(126)	15
Total Provision For Income Taxes	$206	$335

10.      Income Taxes (Continued)

A reconciliation of the Company’s provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% pretax income is as follows:

	December 31,
(In thousands)	2011	2010
Tax computed at 34%, respectively	$286	$337
Increases (decreases) in taxes resulting from:
Prior year tax benefit	(40)	-
Nontaxable income	(24)	(20)
Other, net	(16)	18
Total Provision For Income Taxes	$206	$335
Effective Tax Rate	24.52%	33.80%

The components of the deferred income taxes (in thousands) included in other assets in the statements of condition are approximately as follows:

	December 31,
(In thousands)	2011	2010
Allowance for loan losses	$78	$142
Deferred compensation plan	221	40
Stock compensation plans	36	-
Subtotal deferred tax asset	335	182
Accumulated depreciation	(135)	(109)
Unrealized gain on available-for-sale securities	(47)	(37)
Subtotal deferred tax liability	(182)	(146)
Net deferred tax asset	$153	$36

Other liabilities at December 31, 2011 and 2010 include income taxes payable of $75,000 and $245,000, respectively.

The Bank has reviewed its various tax positions taken or expected to be taken in its tax returns and has determined it does not have unrecognized tax benefits, nor does it expect that position to change significantly over the next twelve months.  The Bank recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, it has not accrued interest or penalties related to uncertain tax positions.

The Bank files an annual U.S. Federal income tax return.  Federal income tax returns for the tax years 2008 and beyond remain subject to examination by the Internal Revenue Service.

11.      Foreclosed Assets

Foreclosed assets, including real estate, represent property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. The Bank also transfers to this category those loans meeting the applicable criteria for loans considered repossessions in substance.  Amounts are carried at the lower of cost of acquisition or the asset’s fair value less estimated costs to sell.  Reductions in the balance at the date of acquisition are charged to the allowance for loan losses.  Any subsequent write downs to reflect current fair value are charged to noninterest expense and credited to foreclosed real estate.  Direct costs incurred in foreclosures are also charged to noninterest expense.  At December 31, 2011 and 2010, the Bank held other foreclosed assets of $9,000 and $21,000, respectively.

12.      Retirement Plans

Defined Benefit Plan

Until March 1, 2007, the Bank participated in a multiple employer, noncontributory defined benefit retirement plan sponsored by the Financial Institutions Retirement Fund.  This plan covered substantially all the Bank’s employees, and provided benefits to employees who worked at least one thousand hours per year.  Benefits were based upon each employee’s benefit service and average annual compensation, with each employee becoming fully vested upon completion of five years of qualifying service.  The Financial Institutions Retirement Fund applied a full funding test on an individual employer basis.  This plan is now known as the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”.)

Effective March 1, 2007, the Bank elected to freeze the benefits provided under the plan to existing participants, to cease future benefit accruals, and to cease eligibility for employees in the Plan.  Those participants in the Plan as of March 1, 2007 will receive a benefit equal to the benefit accrued under the Plan as of that date.  The Bank incurred pension contribution expense of $37,000 in December 31, 2011 and $60,000 in December 31, 2010.  The Bank is contingently liable for a final contribution to the Plan of up to an approximate amount of $218,000 as of July 1, 2011, the most recent valuation date.

The DB Plan is a tax-qualified defined benefit pension plan.  The DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The DB Plan operates as a multiemployer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the DB Plan.

The DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded status (Market value of plan assets divided by funding target) as of July 1,

Source: Valuation Report	2011	2010
Bank Plan	89.47%	89.86%

* - Market value of plan assets reflects any contributions received through June 30, 2011

Employer contributions, meaning all employers participating in the multiple employer plan, made to the DB Plan, as reported on Form 5500, equal $203.6 million and $133.9 million for plan years ending June 30, 2010 and 2009, respectively.  The Bank contributions to the DB Plan are not more than 5% of the total contributions to the DB Plan.

The following contributions were paid by the Bank during the fiscal years ending December 31,

2011		2010
Date Paid	Amount	Date Paid	Amount
10/13/2011	$9,768	12/29/2010	$42,828
12/23/2011	48,450
Total	$58,218		$42,828

401K Plan

The Bank also participates in an employee 401(k) retirement plan.  Employees contribute up to 6% of their compensation to the plan, with the Bank matching 75% of such contributions.  The Bank’s contribution expense to this plan amounted to $65,000 and $53,000 for December 2011 and 2010, respectively.

13.      Deferred Compensation Plan

The Bank implemented a deferred compensation plan in late 1993 for certain key employees, and in 1996, for certain directors.  The plans generally provide for retirement, death or disability payments, payable over 25 years (20 years for directors).  The Bank obtained insurance on these individuals to provide for funding of the plan; however, the policies themselves are not pledged against the benefits.  The plan limits the ultimate benefits to the cash surrender value (CSV) in the policies, after a certain return is realized by the Bank from those policies.  Thus, based upon this limitation, deferred compensation is recognized to the extent of the CSV increase each year, once the Bank realizes its return.  The Bank incurred deferred compensation expense of $52,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively.

Following is a summary of changes in deferred compensation payable and the related cash values of the life insurance contracts for December 31, 2011 and 2010:

	December 31,
(In thousands)	2011	2010
Cash surrender value of life insurance contracts	$2,739	$2,506
Earnings of life insurance contracts - directors	2	42
Earnings of life insurance contracts - officers	58	44
Deferred compensation payable - directors	369	300
Deferred compensation payable - directors	280	237

14.      Stock-Based Compensation Plans

The Company has three stock-based compensation plans.  These are the 2010 Employee Stock Ownership Plan, the 2011 Recognition and Retention Plan (a restricted stock plan), and the 2011 Stock Option Plan.

The fair value of the options is calculated by using the Black-Scholes option pricing model which assumes that the option exercises occur at the end of the expected term of the option.

Employee Stock Ownership Plan

Under the Employee Stock Ownership Plan (ESOP), employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21. The ESOP purchased 66,704 shares which were facilitated by a loan from the Company to the ESOP in the amount of $667,040. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. The corresponding note is being repaid in 80 quarterly debt service payments of $11,372 on the last business day of each quarter, beginning December 31, 2010, at a rate of 3.25%.

The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors. Cash dividends on the Company’s stock shall be used to repay the loan, be distributed to the participants in the ESOP, or be retained in the ESOP and reinvested in the Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments on the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average fair value of the shares for the current year.  Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital.  Compensation expense for the year ended December 31, 2011 and 2010 was $46,000 and $9,000, respectively.  The total income tax benefit recognized in the income statement was $4,000.  There were 3,335 and 834 shares released in 2011 and 2010, respectively.  At December 31, 2011, 62,535 shares were unreleased with a market value of $850,000.

14.      Stock-Based Compensation Plans (Continued)

Restricted Stock Plan

Under the recognition and retention plan (RRP), restricted stock was granted to directors and officer-employees.  The objective of the plan is to enable the Company to provide directors and officer-employees with a proprietary interest in the Company and enhance shareholder value by aligning the financial interests of those participants with those of shareholders.  The Company will contribute sufficient funds to the RRP Trust (the Trust) so that the Trust can purchase 42,320 shares of common stock, or 4.0% of the currently outstanding common stock.  The shares will be acquired through open market purchases to the extent available with any deficiency fulfilled by the issuance of un-issued or treasury shares of the Company.  Restricted shares were granted in May of 2011 for all of the 42,320 shares of Company stock allocated under the RRP.  Shares granted will vest at a rate of no more rapid than 20% per year beginning one year from the anniversary date of the grant.  As of December 31, 2011, 25,100 shares have been purchased by the Trust, and the cost of the shares is reported in the Consolidated Balance Sheet as unearned shares.

The following table represents unearned restricted shares activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	-	$-
Granted	42,320	16.00
Forfeited	-	-
Vested or earned	-	-
Outstanding at December 31, 2011	42,320	$16.00

During 2011, the Company made restricted share awards with an aggregate fair value of $677,000.  No shares were vested at December 31, 2011.  The compensation expense that has been charged against income was $84,000 in 2011.  The total income tax benefit recognized in the income statement was $29,000 in 2011. The total remaining unearned compensation related to restricted shares at December 31, 2011 was $593,000 and will be amortized over a weighted-average remaining vesting period of 4.4 years.

Compensation expense of restricted shares is based on the fair value of the shares determined at the date of grant and is recognized over the vesting period.

Stock Option Plan

Under the Stock Option Plan (SOP), the Company may grant options to its directors and officer-employees.  Stock options may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company or any affiliate. Non-Qualified Stock Options may be granted to employees and directors of the Company or its affiliate. The exercise price per share will be determined at the time of grant but will not be less than one hundred percent (100%) of the fair market value on the grant date in the case of Incentive Stock Options. If an Incentive Stock Option is granted to a person who owns 10% or more of the Company’s voting stock, the exercise price per share for the common stock covered by such Incentive Stock Option will be not less than one hundred ten percent (110%) of the fair market value on the grant date. No stock option will be exercisable more than ten (10) years after the date of grant. If an Incentive Stock Option is granted to a person who owns 10% or more of the Company’s voting stock, the term of such option will be no more than five (5) years from the grant date. Stock options shall become exercisable at such time or times, whether or not in installments, as shall be determined by the Board of Directors or the Committee and set forth in the option agreement evidencing such option. Any portion of an option that is not exercisable on the date of termination of an applicable service relationship shall immediately expire. Once any portion of an option becomes vested and exercisable, it shall continue to be exercisable by the grantee or his or her representatives at any time or times prior to the earliest of (i) the date which is (a) three years following the date on which the grantee’s service relationship terminates due to retirement or disability, (b) twelve months following the grantee’s death, or (c) six months following the date on which the grantee’s service relationship terminates if the termination is due to any other reason, or (ii) the expiration date set forth in the option agreement; provided, however, that the Board or SOP Committee may revoke, rescind and terminate any options if the grantee’s service relationship is terminated for cause.  The options vest at a rate no more rapid than 20% per year.  All options will vest and become exercisable upon death or disability of the grantee or following a change in control of the Company.

14.      Stock-Based Compensation Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010
Expected dividend yield	0.00%	n/a
Expected life in years	6.5 - 7.0	n/a
Expected volatility	22.0%	n/a
Risk-free interest rate	1.26% - 1.94%	n/a

The expected dividend yield assumption is based on the Company’s expectation of dividend payouts.  Because the Company has no historical data relating to the exercise of its options, management has elected to use the “simplified” method outlined in SAB 107 (question 6, interpretive response) to compute the expected life of the options since the options granted are “plain vanilla.”  The expected volatility is based on volatility of similar entities whose information is publicly available because the Company has limited information regarding the volatility of its share price on which to base an estimate of expected volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the status of the Company’s stock option plan is presented below for the year ended December 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-
Granted	99,927	14.98
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2011	99,927	$14.98	9.60	$-

Exercisable at December 31, 2011	-	$-	-	$-

The aggregate intrinsic value of a stock option in the table above represents the amount by which the current market value of the underlying stock exceeds the exercise price of the option had all option holders exercised their options on December 31, 2011.  This amount changes as the market value of the Company’s stock changes.  There were no options exercisable at December 31, 2011.

The weighted-average grant-date fair value per option of options granted during the year ended December 31, 2011 was $4.02.  During 2011, the Company awarded stock options with an aggregate fair value of $402,000.  No shares were vested at December 31, 2011.  The compensation expense that has been charged against income was $32,000 in 2011.  The total income tax benefit recognized in the income statement was $3,000 in 2011. The total remaining unearned compensation related to stock options at December 31, 2011 was $370,000 and will be amortized over a weighted-average remaining vesting period of 4.8 years.

Compensation expense under the SOP is based on the fair value of the options granted determined at the date of grant and is also recognized as the options vest.

15.      Short-Term Borrowings

Federal Funds Sold and Federal Home Loan Advances

The Company had an uncollateralized federal funds line of credit with a correspondent bank aggregating $5.0 million and a collateralized Federal Home Loan Bank of Dallas (“FHLB”) line of credit totaling $41.3 million at December 31, 2011. The Bank’s borrowing availability both short- and long-term with the Federal Home Loan Bank of Dallas at December 31, 2011 was $38.0 million under current terms with the Federal Home Loan Bank.  At December 31, 2011 and 2010, the Company had advances on its FHLB line of credit in the amount of $3.0 million and $0, respectively.  The rate on the outstanding FHLB advance was 0.15%.  These lines of credit generally have interest rates indexed to the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. FHLB advances are collateralized by investment securities and loans. As of December 31, 2011, $4.3 million in investment securities and $37.0 million in loans were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $502,000 and $588,000 at December 31, 2011 and 2010, respectively.  These agreements mature on a daily basis, and the balance at December 31, 2011 was secured by U.S. Government securities with a fair value of $1.8 million. The weighted-average interest rate on these agreements was 1.00% at December 31, 2011.

16.      Long-Term Debt

Long-term debt consists of advances from the Federal Home Loan Bank of Dallas (FHLB).  Such advances are secured by deposit accounts with the FHLB, Bank-owned FHLB capital stock, and investment securities held at the FHLB and a blanket lien on certain loans.

Total long-term debt at December 31, 2011 and 2010 are summarized as follows:

	Interest	Settlement	Maturity	December 31,
(In thousands)	Rate	Date	Date	2011	2010
Federal Home Loan Bank advance	3.23%	9/22/2010	10/1/2020	$381	$415
Total Long-Term Debt				$381	$415

17.  Earnings Per Share

Basic and diluted earnings per share are calculated as follows:
	Years Ended December 31,
(In thousands, except per share data)	2011	2010
Basic Earnings per Share:
Net income	$634,000	$656,000
Weighted average common shares outstanding	982,464	992,130
Basic Earnings per Share	$0.65	$0.66

Diluted Earnings per Share:
Net income	$634,000	$656,000
Weighted average common shares outstanding	982,464	992,130
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	982,464	992,130
Diluted Earnings per Share	$0.65	$0.66

Earnings per share are based on the weighted-average number of shares outstanding during the year.  For comparative purposes, the 2010 computation is based on the assumption that the shares were outstanding for the entire year.

18.      Fair Value of Assets and Liabilities

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value accounting guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

●
Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

●
Level 2—Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

●
Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Securities

Where quoted prices are available in an active market, we classify the securities within level 1 of the valuation hierarchy.  Securities are defined as both long and short positions.  Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities.  Mortgage-backed securities are included in level 2 if observable inputs are available.  In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in level 3.

18.      Fair Value of Assets and Liabilities (Continued)

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair values disclosed for demand deposits (for example, interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Long-Term Borrowings

Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.  Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.  If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance Sheet Credit-Related Instruments

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

18.       Fair Value of Assets and Liabilities (Continued)

Items Measured at Fair Value on a Recurring Basis

For the Company, the only items recorded at fair value on a recurring basis are securities available for sale.  These securities consist primarily of mortgage-backed (including Agency) securities.  When available, the Company uses quoted market prices of identical assets on active exchanges (Level 1 measurements).  Where such quoted market prices are not available, the Company typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities (Level 2 measurements).  Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, including projections of future cash flows, loss assumptions, and discount rates.

The following table presents financial assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$2,436	$-	$2,436
FHLMC certificates	-	975	-	975
GNMA certificates	-	11	-	11
FHR certificates	-	910	-	910
FNMA certificates	-	2,341	-	2,341
FNR certificates	-	19	-	19
SBA pools	-	6	-	6
Municipal securities	-	273	-	273
Total securities available for sale	$-	$6,971	$-	$6,971

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$3,666	$-	$3,666
FHLMC certificates	-	2,283	-	2,283
GNMA certificates	-	14	-	14
FHR certificates	-	1,124	-	1,124
FNMA certificates	-	3,788	-	3,788
FNR certificates	-	231	-	231
SBA pools	-	7	-	7
Municipal securities	-	313	-	313
Total securities available for sale	$-	$11,426	$-	$11,426

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at December 31, 2011 or December 31, 2010.

18.      Fair Value of Assets and Liabilities (Continued)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,200	$5,200	$7,581	$7,581
Securities available for sale	6,971	6,971	11,426	11,426
Securities held to maturity	99	99	137	137
Federal Home Loan Bank stock	281	281	280	280
Other equity investments	320	320	-	-
Loans held for sale	3,574	3,574	831	831
Loans, net	83,257	83,211	70,986	70,947
Accrued interest receivable	454	454	396	396
Cash surrender value of bank-owned life insurance	2,739	2,739	2,506	2,506
Total financial assets	$102,895	$102,849	$94,143	$94,104

Financial liabilities:
Deposits	$83,939	$84,436	$77,895	$78,356
Short-term borrowings	3,502	3,502	588	588
Long-term borrowings	381	380	415	414
Accrued interest payable	12	12	18	18
Total financial liabilitites	$87,834	$88,330	$78,916	$79,376

Off-balance sheet credit related to financial
instruments:
Standby letters of credit	-	1	-	2
Commitments to extend credit	-	81	-	76

19.      Subsequent Events

The Bank is required to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements.  The Bank performed such an evaluation through March 21, 2012, the date which the financial statements were available to be issued, and noted no such subsequent events.

20.      Conversion and Stock Offering

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

21.	Parent Company Financial Statements

Financial information pertaining only to Century Next Financial Corporation as of December 31, 2011 and 2010 is as follows:

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2011	2010
ASSETS
Cash and cash equivalents	$2,795	$3,253
Investment in subsidiary	15,324	14,394
Note receivable-subsidiary for ESOP	637	661
Other assets	6	-
TOTAL ASSETS	18,762	18,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity	18,762	18,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,762	$18,308

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(In thousands)	2011	2010
INCOME
Interest income	$21	$5
Total Income	21	5

EXPENSE
Professional expense	190	23
Other noninterest expense	9	-
Total Expense	199	23

Income (loss) Before Taxes	(178)	(18)
Applicable income taxes (benefit)	(66)	-

Net Income (loss) before equity in undistributed income of subsidiary	(112)	(18)

Equity in subsidiary earnings	746	674

NET INCOME	$634	$656

21.	Parent Company Financial Statements (Continued)

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net Income	$634	$656
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(746)	(674)
Net (increase)decrease in other assets	19	(643)
Total adjustments	(727)	(1,317)
Net cash used by operating activities	(93)	(661)

Cash flows from investing activities:
Investment in subsidiary	-	(5,918)
Net cash used by investing activities	-	(5,918)

Cash flows from financing activities:
Purchase of shares for Recognition and Retention Plan	(365)	-
Proceeds from issuance of common stock	-	10,580
Cost of issuance of common stock	-	(748)
Net cash provided(used) by financing activities	(365)	9,832

Net increase (decrease) in cash and cash equivalents	(458)	3,253
Cash and cash equivalents, at beginning of period	3,253	-

Cash and cash equivalents, at end of period	$2,795	$3,253

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).  Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held in May 22, 2012 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2011 Stock Option Plan and 2011 Recognition and Retention Plan, both of which were approved by our shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	142,247	$15.28	5,873
Equity compensation plans not approved by security holders	-	-	-
Total	142,247	$15.28	5,873

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Century Next Financial Corporation.	(1)
3.2	Bylaws of Century Next Financial Corporation.	(1)
4.0	Form of Stock Certificate of Century Next Financial Corporation.	(1)
10.1	Bank of Ruston Officers’ Deferred Compensation Plan*	(1)
10.2	Bank of Ruston Death Benefit Only Income Continuation Plan*	(1)
10.3	Bank of Ruston Directors’ Indexed Deferred Compensation Plan*	(1)
10.4	Bank of Ruston Directors’ Deferral Income Plan*	(1)
10.5	2011 Stock Option Plan*	(2)
10.6	2011 Recognition and Retention Plan and Trust Agreement*	(2)
21.0	Subsidiaries of the Registrant – Information reported in Item 1	Filed herewith
23.0	Consent of Heard McElroy & Vestal, LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

	(1)	Incorporated by reference from the like-numbered exhibit included in the Company’s registration statement on Form S-1, filed June 7, 2010, as amended (SEC File No. 333-167589).
	(2)	Incorporated by reference from the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2011 (SEC File No. 000-54133).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION

March 21, 2012	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Thomas W. Rogers	Chairman of the Board	March 21, 2012
Thomas W. Rogers

/s/ Benjamin L. Denny	President and Chief Executive Officer	March 21, 2012
Benjamin L. Denny

/s/ Mark A. Taylor	Senior Vice President and Chief Financial Officer	March 21, 2012
Mark A. Taylor

/s/ J. Brandon Ewing	Director	March 21, 2012
J. Brandon Ewing

/s/ William D. Hogan	Director	March 21, 2012
William D. Hogan

/s/ Daniel D. Reneau, Jr.	Director	March 21, 2012
Daniel D. Reneau, Jr.

/s/ Scott R. Thompson	Director	March 21, 2012
Scott R. Thompson

/s/ Dan E. O’Neal, III	Director	March 21, 2012
Dan E. O’Neal, III

/s/ Neal Walpole	Director	March 21, 2012
Neal Walpole