Form 10-Q
period 2012-03-31
CENTURY NEXT FINANCIAL Corp
filed 2012-05-15
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

 or

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

$.01 par value Common Stock: 1,058,000 shares issued and outstanding at May 11, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	March 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$7,682	$5,200
Debt securities:
Available-for-sale	6,771	6,971
Held-to-maturity (including $95 and $99 at fair value)	95	99
Total Debt Securities	6,866	7,070
Federal Home Loan Bank stock	281	281
Other equity investments	320	320
Loans:
Loans, net of unearned income	83,973	83,257
Loans held for sale	2,227	3,574
Allowance for loan losses	(287)	(245)
Net Loans	85,913	86,586
Accrued interest receivable	459	454
Premises and equipment, net of accumulated depreciation of $1,798 and $1,707	4,252	4,259
Other foreclosed assets	9	9
Other assets	3,318	3,239
TOTAL ASSETS	$109,100	$107,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$9,550	$8,323
Interest-bearing	78,089	75,616
Total Deposits	87,639	83,939
Advances from borrowers for insurance and taxes	56	57
Short-term borrowings (FHLB advances and resale agreements)	1,350	3,502
Long-term borrowings (FHLB advances)	369	381
Accrued interest payable	13	12
Other liabilities	901	765
Total Liabilities	90,328	88,656

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized;
1,058,000 issued and outstanding	11	11
Additional paid-in capital	10,011	9,952
Unearned shares held by Recognition and Retention Plan (41,100 and 25,100 shares)	(578)	(365)
Unearned ESOP Shares (61,701 and 62,535 shares)	(617)	(625)
Retained earnings	9,858	9,699
Accumulated other comprehensive income-net of taxes, $45 and $47	87	90
Total Stockholders’ Equity	18,772	18,762
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,100	$107,418

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except share data)	2012	2011

INTEREST INCOME
Loans (including fees)	$1,299	$1,151
Debt securities:
Taxable	26	39
Tax-exempt	3	3
Other	2	1
Total Interest Income	1,330	1,194

INTEREST EXPENSE
Deposits	172	195
Short-term borrowings	4	2
Long-term debt	3	3
Total Interest Expense	179	200

Net Interest Income	1,151	994
Provision for loan losses	30	-
Net Interest Income After Loan Loss Provision	1,121	994

NON-INTEREST INCOME
Service charges on deposit accounts	61	48
Loan servicing fees	136	103
Gain(loss) on sale of loans	1	(9)
Gain on sale of foreclosed assets	-	5
Other	48	30
Total Non-interest Income	246	177

NON-INTEREST EXPENSE
Salaries and employee benefits	684	548
Occupancy and equipment	132	97
Data processing	63	55
Directors expense	44	20
Advertising	20	22
Legal and professional	23	35
Audit and examination fees	14	18
Office supplies	11	23
FDIC deposit insurance	29	21
Foreclosed assets	-	2
Other operating expense	131	121
Total Non-interest Expense	1,151	962

Income Before Taxes	216	209
Income Taxes	57	79

NET INCOME	$159	$130

Basic Earnings per Share	$0.16	$0.13

Diluted Earnings per Share	$0.16	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$159	$130
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding losses arising during the period	(3)	(5)
Less: reclassification adjustments for gains(losses) included in net income	-	-
Net change in unrealized gains(losses) on securities	(3)	(5)
Other comprehensive income(loss), net of tax*	(3)	(5)
Comprehensive income	$156	$125

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Three Months Ended March 31, 2012 and 2011

(In thousands)	Common Stock Amount	Additional Paid-In Capital	Unearned RRP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 2010	$11	$9,821	$-	$(661)	$73	$9,064	$18,308
Comprehensive income:
Net income	-	-	-	-	-	130	130
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	(5)	-	(5)
Total comprehensive income							125
ESOP shares released	-	3	-	8	-	-	11

Balance, March 31, 2011	$11	$9,824	$-	$(653)	$68	$9,194	$18,444

Balance, December 31, 2011	$11	$9,952	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	159	159
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	(3)	-	(3)
Total comprehensive income							156
Shares purchased for RRP	-	-	(213)	-	-	-	(213)
ESOP shares released	-	3	-	8	-	-	11
Stock option expense	-	20	-	-	-	-	20
Amortization of awards under RRP	-	36	-	-	-	-	36

Balance March 31, 2012	$11	$10,011	$(578)	$(617)	$87	$9,858	$18,772

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$159	$130
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	30	-
Depreciation and amortization	91	55
Stock-based compensation expense, net of tax benefits	59	-
ESOP shares released	8	11
Net (gain)loss on sale of loans	(1)	9
Income from change in cash surrender value of life insurance	(14)	(15)
Deferred income tax (benefit) expense	(51)	-
Net amortization of premium and fair value adjustments to investments	9	21
(Increase)decrease in loans held for sale	1,347	(818)
Increase in interest receivable and other assets	(22)	(1)
Increase (decrease) in accrued interest payable and other liabilities	137	(85)
Total adjustments	1,593	(823)
Net cash provided (used) by operating activities	1,752	(693)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	195	357
Proceeds from sales of foreclosed assets	-	12
Purchases of life insurance	-	(29)
Purchase of fixed assets	(84)	(181)
Net increase in loans	(703)	(1,830)
Net cash used by investing activities	(592)	(1,671)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	3,378	296
Net increase (decrease) in time deposits	322	(780)
Increases in advances from borrowers for insurance and taxes	(1)	11
Net increase in FHLB advances	(3,012)	(9)
Net decrease in securities sold under agreements to repurchase	848	279
Purchase of shares for Recognition and Retention Plan	(213)	-
Net cash provided (used) by financing activities	1,322	(203)

Net increase (decrease) in cash and cash equivalents	2,482	(2,567)
Cash and cash equivalents, at beginning of period	5,200	7,581

Cash and cash equivalents, at end of period	$7,682	$5,014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$178	$199
Income taxes	$70	$200

The accompanying notes are an integral part of the consolidated financial statements

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Century Next Financial Corporation (the “Company”), a Louisiana corporation, was organized by Bank of Ruston (the “Bank”) in June 2010 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership.  A total of 1,058,000 shares of common stock of the Company were sold at $10 per share in the subscription offering through which the Company received net proceeds of approximately $9.8 million, net of offering costs of approximately $748,000.  The Conversion and offering were completed on September 30, 2010.  The Company was organized as a savings and loan holding company and is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the year ending December 31, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from March 31, 2012 through the date these financial statements were issued.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The effective date for ASU 2011-04 is for the first interim and annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for annual and interim period beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multi-employer Plans.  ASU 2011-09 requires entities to provide additional separate disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. This update is intended to provide users with more detailed information about an employer’s involvement in multi-employer pension plans.  The effective date for ASU 2011-09 is for annual periods for fiscal years ending after December 15, 2011.  The Company included the required disclosures in the notes to the audited financial statements in Form 10-K for December 31, 2011.  The adoption of this accounting standards update did not have a material impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The effective date for ASU 2011-11 is for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follow:

(In thousands)
March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$3,627	$20	$-	$3,647
State and municipal	270	1	-	271
Mortgage-backed securities	2,743	110	-	2,853
Total Available-for-Sale Securities	6,640	131	-	6,771
Securities Held-to-Maturity:
U.S. Government and federal agency	95	-	-	95
Total Held-to-Maturity Securities	95	-	-	95
Total Debt Securities	$6,735	$131	$-	$6,866

* - Includes FNMA and FHLB bonds

(In thousands)
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$3,635	$22	$-	$3,657
State and municipal	270	3	-	273
Mortgage-backed securities	2,929	112	-	3,041
Total Available-for-Sale Securities	6,834	137	-	6,971
Securities Held-to-Maturity:
U.S. Government and federal agency	99	-	-	99
Total Held-to-Maturity Securities	99	-	-	99
Total Debt Securities	$6,933	$137	$-	$7,070

* - Includes FNMA and FHLB bonds

At March 31, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $1.8 million and $1.9 million, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 follows:

(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$2,429	$1,218	$-	$-	$3,647
State and municipal	-	-	271	-	271
Mortgage-backed securities	-	-	40	2,813	2,853
Total Available-for-Sale Securities	$2,429	$1,218	$311	$2,813	$6,771
Securities Held-to-Maturity at amortized cost
U.S. Government and federal agency	$-	$-	$95	$-	$95
Total Held-to-Maturity Securities	$-	$-	$95	$-	$95
Total Debt Securities	$2,429	$1,218	$406	$2,813	$6,866

The following table summarizes investment activities for the three-month periods ending March 31:

	2012		2011
(In thousands)	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$-	$-	$-	$-
Sales and maturities of securities	$4	$190	$7	$350

Gross realized gains on sales	$-	$-	$-	$-
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$-	$-	$-

There were no securities with gross unrealized losses at March 31, 2012 and December 31, 2011.

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

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at March 31, 2012 and December 31, 2011.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
(In thousands)	2012	2011
Mortgage loans on real estate:
Held for sale 1-4 family	$2,222	$3,574
Residential 1-4 family	36,937	37,168
Commercial	15,540	15,142
Multi-family	5,064	4,703
Land	7,149	6,598
Residential Construction	5,346	4,315
Home equity lines of credit	1,226	1,600
Total mortgage loans on real estate	73,484	73,100
Commercial loans	7,094	7,877
Consumer loans, including overdrafts of $100 and $66	5,622	5,854
Total loans	86,200	86,831
Less: Allowance for loan losses	(287)	(245)
Loans, net	$85,913	$86,586

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At March 31, 2012, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $24.5 million.  The Bank also is committed to sell loans approximating $2.2 million at March 31, 2012.

The following table details loans individually and collectively evaluated for impairment at March 31, 2012:

	March 31, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$62	$-	$62
Total loans secured by real estate	62	-	62
Consumer loans	16	-	16
Total loans	$78	$-	$78

	Impaired Loans
	For the Three-Month Period Ended March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential-prime	$62	$62	$-	$63	$-
Consumer	$16	$16	$-	$17	$-
Total:
Residential-prime	$62	$62	$-	$63	$-
Consumer	$16	$16	$-	$17	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of March 31, 2012, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Beginning balance	$245	$204
Provision for loan losses	30	56
Loans charged-offs	-	(20)
Recoveries of loans previously charged-off	12	5
Ending balance	$287	$245

The following tables detail the balance in the allowance for loan losses by portfolio segment at March 31, 2012:

	For the Three Months Ended March 31, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$13	$141
Commercial	43	-	-	5	48
Multi-family	12	-	-	3	15
Land	16	-	-	4	20
Residential construction	11	-	-	5	16
Home equity lines of credit	4	-	-	-	4
Totals by loans secured by real estate	204	-	10	30	244
Commercial and industrial loans	25	-	-	-	25
Consumer loans	16	-	2	-	18
Totals for all loans	$245	$-	$12	$30	$287

At March 31, 2012, the Company had no allowance for loan losses disaggregated by impairment method.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at March 31, 2012:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Residential 1-4 family	$38,761	$275	$123	$-	$-	$39,159
Commercial	15,235	305	-	-	-	15,540
Multi-family	5,064	-	-	-	-	5,064
Land	7,149	-	-	-	-	7,149
Residential construction	5,346	-	-	-	-	5,346
Home equity lines of credit	1,226	-	-	-	-	1,226
Totals by loans secured by real estate	72,781	580	123	-	-	73,484
Commercial and industrial loans	7,094	-	-	-	-	7,094
Consumer loans	5,593	13	16	-	-	5,622
Totals for all loans	$85,468	$593	$139	$-	$-	$86,200

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During 2012, there was no interest income recognized on non-accrual loans.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $1,000.

A summary of current, past due, and non-accrual loans at March 31, 2012 were as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Residential 1-4 family	$207	$-	$62	$269	$38,890	$39,159
Commercial	80	-	-	80	15,460	15,540
Multi-family	-	-	-	-	5,064	5,064
Land	226	-	-	226	6,923	7,149
Residential construction	-			-	5,346	5,346
Home equity lines of credit	-	-	-	-	1,226	1,226
Totals by loans secured by real estate	513	-	62	575	72,909	73,484
Commercial and industrial loans	22	-	-	22	7,072	7,094
Consumer loans	181	-	16	197	5,425	5,622
Totals for all loans	$716	$-	$78	$794	$85,406	$86,200

NOTE 5 – REGULATORY CAPITAL

As of March 31, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$15,439	17.66%	$6,995	8.00%	$8,744	10.00%
Tier 1 Core capital to risk-weighted assets	$15,472	17.70%	$3,497	4.00%	$5,246	6.00%
Tier 1 Core capital to adjusted total assets	$15,472	14.18%	$4,364	4.00%	$5,455	5.00%
Tangible capital to tangible assets	$15,472	14.18%	$1,637	1.50%	N/A	N/A

December 31, 2011
Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%
Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%
Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%
Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	March 31, 2012	December 31, 2011

GAAP equity	$16,176	$15,949
Unrealized gain on debt securities	(87)	(90)
Allowance for loan losses (allowable portion)	287	245
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(617)	(625)
Total risk-based Capital	$15,439	$15,159

NOTE 6 – OTHER COMPREHENSIVE INCOME

The following tables shows the related tax effects allocated to each component of other comprehensive income for the respective three- month periods ending:

	March 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(5)	$2	$(3)
Less: reclassification adjustment for gains(losses)
realized in net income	-	-	-
Net unrealized gains(losses)	(5)	2	(3)
Other comprehensive income(loss)	$(5)	$2	$(3)

	March 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(7)	$2	$(5)
Less: reclassification adjustment for gains(losses)
realized in net income	-	-	-
Net unrealized gains(losses)	(7)	2	(5)
Other comprehensive income(loss)	$(7)	$2	$(5)

NOTE 7 - DEPOSITS

Deposits at the respective dates are summarized as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand and Savings
Noninterest-bearing demand deposits	$9,550	-	$8,323	-
Interest-bearing demand deposits	16,909	0.25%	15,892	0.40%
Money market	12,005	0.50%	11,711	1.00%
Savings	15,033	0.83%	14,193	1.36%
Total Demand and Savings	$53,497		$50,119

Time Deposits
0.00% to 0.99%	$5,903	0.68%	$5,614	0.67%
1.00% to 1.99%	26,976	1.20%	26,967	1.21%
2.00% to 2.99%	783	2.39%	759	2.25%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$34,142		$33,820
Total Deposits	$87,639		$83,939

Scheduled maturities of time deposits at March 31, 2012 are as follows:

2012	$22,998
2013	9,300
2014	1,704
Thereafter	140
Total	$34,142

Time deposits of $100,000 or more amounted to approximately $16.1 million at March 31, 2012.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Fair values of assets and liabilities measured on a recurring basis at the respective dates are as follows:

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$2,429	$-	$2,429
FHLMC certificates	-	906	-	906
GNMA certificates	-	11	-	11
FHR certificates	-	871	-	871
FNMA certificates	-	2,259	-	2,259
FNR certificates	-	18	-	18
SBA pools	-	6	-	6
Municipal securities	-	271	-	271
Total securities available for sale	$-	$6,771	$-	$6,771

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at March 31, 2012.

NOTE 9 - STOCK-BASED BENEFIT PLANS

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

The following table represents the compensation expense recognized by the Company for the respective three-month periods ended:

	March 31,
(In thousands)	2012	2011
Employee stock ownership plan	$11	$11
Recognition and retention plan	36	-
Stock option plan	20	-
Total compensation expense recognized	$67	$11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2011 to March 31, 2012 and on its results of operations during the three months ended March 31, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

The Company’s total assets increased by $1.7 million or 1.6% to $109.1 million at March 31, 2012 compared to $107.4 million at December 31, 2011.  The increase in assets was primarily a result of an increase in cash and cash equivalents of $2.5 million partially offset by a decrease in debt securities of $204,000 and a decrease in net loans of $673,000.

Cash and cash equivalents increased $2.5 million or 47.7% to $7.7 million at March 31, 2012 compared to $5.2 million at December 31, 2011 primarily from growth in customer deposits.

Total debt securities decreased from $7.1 million at December 31, 2011 to $6.9 million at March 31, 2012.  The net decrease of $204,000 or 2.9% was the result of scheduled payments and other paydowns for the three-month period ended March 31, 2012.

Total loans, net of deferred fees and allowance for loan losses, decreased over the three-month period ended March 31, 2012 by $673,000 or 0.8% compared to December 31, 2011.  Total net loans at March 31, 2012 were $85.9 million compared to $86.6 million at December 31, 2011.  Loans secured by 1-4 family residential properties decreased $1.6 million, which includes a decrease of $1.4 million in loans held for sale, home equity lines of credit decreased $374,000, commercial loans, not secured by real estate, decreased $783,000, and consumer loans, not secured by real estate decreased by $232,000.  This was partially offset by an aggregate increase of $2.3 million during the three-month period in other loans secured by real estate consisting of an increase in commercial of $398,000, multi-family of $361,000, land of $551,000, and residential construction of $1.0 million.

Total deposits at March 31, 2012 were up $3.7 million or 4.4% to $87.6 million compared to $83.9 million at December 31, 2011.  The net increase consisted of a $1.2 million increase in noninterest-bearing demand deposits, a $1.0 million increase in interest-bearing demand deposits, a $294,000 increase in money market deposits, an $840,000 increase in savings deposits, and a $322,000 increase in time deposits.

Total borrowings, primarily consisting of Federal Home Loan Bank advances, decreased to $1.7 million at March 31, 2012 from $3.9 million at December 31, 2011, a decrease of $2.2 million or 55.7%.

Total Stockholders’ Equity increased by $10,000 or 0.1% to $18.77 million at March 31, 2012 compared to $18.76 million at December 31, 2011.  The increase for the three-month period primarily resulted from net income of $159,000, an increase in additional paid in capital of $59,000 from equity compensation, and the release of shares for the employee stock ownership plan of $8,000, offset by decreases in accumulated other comprehensive income of $3,000, and $213,000 from the purchase of common stock shares for the recognition and retention plan.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Our net income was $159,000 for the three months ended March 31, 2012, a $29,000 or 22.3%, increase over net income of $130,000 for the three months ended March 31, 2011.  Our average interest rate spread increased by 26 basis points to 4.46% for the three months ended March 31, 2012 over the first quarter of 2011, while our net interest margin increased 20 basis points to 4.63% in the first quarter of 2012 compared to the first quarter of 2011.

Our total interest income was $1.33 million for the three months ended March 31, 2012, compared to $1.19 million for the three months ended March 31, 2011, a $136,000, or 11.4%, increase.  The increase in interest income in the three-month period ended March 31, 2012 over the comparable period in 2011 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans.  The average rate earned on earning assets increased by 2 basis points to 5.35% in the quarter ended March 31, 2012 compared to 5.33% in the quarter ended March 31, 2011.

Our total interest expense was $179,000 for the three months ended March 31, 2012, a decrease of $21,000, or 10.5%, compared to $200,000 of interest expense during the first quarter of 2011.  The average rate paid on our interest-bearing liabilities decreased by 24 basis points to 0.89% in the quarter ended March 31, 2012 compared to 1.13% in the quarter ended March 31, 2011.  The decrease was primarily due to a reduction in the average rate paid on savings and money market deposits and time deposits of 25 basis points for each such category of deposits in the three-month period ending March 31, 2012 compared to the same period in 2011.

Our provision for loan losses amounted to $30,000 for the quarter ended March 31, 2012, compared to no provision for the quarter ended March 31, 2011.  The increase in loan loss provision was primarily due to a more conservative approach in assumptions for economic conditions, credit quality trends, and other qualitative factors.

Our net loans decreased by $673,000 during the quarter ended March 31, 2012 from December 31, 2011, which included $21.9 million in loan originations, offset by sales of $9.9 million and repayments of loans of $12.7 million.  At March 31, 2012, our allowance for loan losses amounted to $287,000, or 0.33% of loans, net of unearned loan fees.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $78,000 at March 31, 2012, compared to $460,000 at December 31, 2011.  At March 31, 2012, our allowance for loan losses amounted to 368.0% of total non-performing loans.  There were no charge-offs of loans during the three months ended March 31, 2012, however, recoveries amounted to $12,000.

Our total non-interest income amounted to $246,000 for the quarter ended March 31, 2012 compared to $177,000 for the quarter ended March 31, 2011, an increase of $69,000 or 39.0%.  The primary reason for the increase during the three-month period ended March 31, 2012 was an increase in loan servicing fees of $33,000, service charges on deposits of $13,000, gain on sale of loans of $10,000, and a net increase in other non-interest income items of $13,000.

Our total non-interest expense increased by $189,000 or 19.6% to $1.15 million for the three months ended March 31, 2012, compared to $962,000 for the three months ended March 31, 2011.  The primary reasons for the increase in non-interest expense were an increase in salaries and benefits of $136,000, an increase in occupancy and equipment expense of $35,000, an increase in directors’ expense of $24,000, an increase in data processing and FDIC deposit insurance of $8,000 each, and an increase of other operating expense of $10,000.  The increases for the quarter were offset by decreases in legal and professional and office supplies of $12,000 each and various other non-interest expense items of $8,000.   For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, and the increase in directors’ expense was due primarily to stock compensation expense which did not exist in the first quarter of 2011.

At March 31, 2012 and 2011, we had 35 and 33 full-time equivalent employees, respectively.

Income tax expense for the three months ended March 31, 2012 amounted to $57,000, a decrease of $22,000 compared to $79,000 for the quarter ended March 31, 2011 resulting in effective tax rates of 26.4% and 37.8%, respectively.  The decrease was a result of various deferred tax benefit items related to depreciation, provision for loan losses, and stock compensation that was not reflected in the first quarter of 2011.

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following table provides a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

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

	Quarter Ended March 31,
(Dollars in thousands)	2012			2011
	Avg Balance	Interest	Avg Yield	Avg Balance	Interest	Avg Yield
Earning assets:
Loans (1)	$86,635	$1,299	6.03%	$72,744	$1,151	6.36%
Debt Securities	6,961	29	1.68%	11,377	42	1.48%
Other earning assets	6,387	2	0.13%	6,049	1	0.07%

Total earning assets	99,983	1,330	5.35%	90,170	1,194	5.33%

Non-earning assets	8,720			8,136
Total Assets	$108,703			$98,306

Interest-bearing liabilities:
Interest-bearing checking	$15,446	$12	0.31%	$15,241	$15	0.40%
Savings & MMDA	26,731	62	0.93%	21,808	64	1.18%
Time deposits	34,010	98	1.16%	33,080	116	1.41%
Other borrowings	4,272	7	0.66%	1,097	5	1.83%

Total interest-bearing liabilities	80,459	179	0.89%	71,226	200	1.13%

Noninterest-bearing deposits	8,534			7,725
Other liabilities	990			882

Total Liabilities	89,983			79,833

Shareholders’ equity	18,720			18,473
Total Liabilities and
Shareholders’ Equity	$108,703			$98,306

Net Interest Income & Spread		$1,151	4.46%		$994	4.20%

Net Interest Margin(2)			4.63%			4.43%

Average earning assets to interest-bearing liabilities			124.27%			126.60%

1)
Loan interest income includes fee income of $57,000 and $28,000 for the three months ended March 31, 2012 and 2011, respectively. Average quarterly balance of loans includes average deferred loan fees of $70,000 and $71,000 for March 31, 2012 and 2011, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Asset Quality

“Classified loans” are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management.  Classified loans include both performing and nonperforming loans. During the first quarter of 2012, the Company continued to closely monitor all of its more significant loans, including all loans previously classified.

At March 31, 2012, the Company had $740,000 in classified loans compared to $831,000 at December 31, 2011.  Of these loans, at March 31, 2012, $662,000 were accruing loans and $78,000 were non-accruing loans.  Total loans included in classified loans at March 31, 2012 that were evaluated for impairment was $78,000 compared to $15,000 evaluated for impairment and included in classified loans at December 31, 2011.  A loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At March 31, 2012, we had $78,000 in non-performing loans.  This compares to $460,000 in non-performing loans at December 31, 2011.  Non-performing loans as a percentage of total loans at March 31, 2012 were 0.09% as compared to 0.53% at December 31, 2011.  Total foreclosed assets at March 31, 2012 and December 31, 2011 were $9,000.

The Company recovered $12,000 of loan balances previously charged off in prior years during the quarter ended March 31, 2012 and had no charge offs of loan balances for the three months ended March 31, 2012 or 2011.

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

During the three months ended March 31, 2012, we made a provision of $30,000 compared to no provision for the three months ended March 31, 2011.  At March 31, 2012, the Company had $78,000 of non-performing loans compared to $164,000 at March 31, 2011.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $7.7 million at March 31, 2012.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2012, the Company had long-term advances from the Federal Home Loan Bank of Dallas in the amount of $369,000 and had $40.0 million in borrowing capacity. Additionally, at March 31, 2012, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.0 million. There were no amounts purchased under this agreement as of March 31, 2012.

At March 31, 2012, the Company had outstanding loan commitments of $4.9 million to originate loans and $2.4 million of unfunded commitments under lines of credit.  At March 31, 2012, certificates of deposit, excluding IRAs, scheduled to mature in less than one year totaled $29.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At March 31, 2012, the Bank exceeded each of its capital requirements with ratios of 14.18%, 17.70% and 17.66%, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s purchase activity during the three-month period ended March 31, 2012:

Period	Total Number of Shares Purchsed	Average Price Paid per Share	Total Number of Shares Purchsed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2012	16,000	$13.30	-	1,220
February 1-29, 2012	-	$-	-	1,220
March 1-31, 2012	-	$-	-	1,220
Total	16,000	$13.30	-	1,220

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

ITEM 4. Mine Safety Disclosures

Not applicable.

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

CENTURY NEXT FINANCIAL CORPORATION

Date: May 11, 2012	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: May 11, 2012	By:	/s/ Mark A. Taylor
Mark A. Taylor
Senior Vice President and Chief Financial Officer