Form 10-Q
period 2012-06-30
CENTURY NEXT FINANCIAL Corp
filed 2012-08-13
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

 or

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

$.01 par value Common Stock: 1,055,760 shares outstanding at August 10, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)	June 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$9,903	$5,200
Debt securities:
Available-for-sale	4,165	6,971
Held-to-maturity (including $91 and $99 at fair value)	91	99
Total Debt Securities	4,256	7,070
Federal Home Loan Bank stock	60	281
Other equity investments	320	320
Loans:
Loans, net of unearned income	85,439	83,257
Loans held for sale	1,780	3,574
Allowance for loan losses	(318)	(245)
Net Loans	86,901	86,586
Accrued interest receivable	444	454
Premises and equipment, net of accumulated depreciation of $1,892 and $1,707	4,177	4,259
Other foreclosed assets	-	9
Other assets	3,357	3,239
TOTAL ASSETS	$109,418	$107,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Noninterest-bearing	$9,867	$8,323
Interest-bearing	77,964	75,616
Total Deposits	87,831	83,939
Advances from borrowers for insurance and taxes	63	57
Short-term borrowings (FHLB advances and resale agreements)	1,422	3,502
Long-term borrowings (FHLB advances)	359	381
Accrued interest payable	11	12
Other liabilities	823	765
Total Liabilities	90,509	88,656

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued and 1,055,760 outstanding	11	11
Additional paid-in capital	10,070	9,952
Treasury Stock, at Cost - (2,240 and 0 shares)	(29)	-
Unearned shares held by Recognition and Retention Plan (33,325 and 25,100 shares)	(578)	(365)
Unearned ESOP Shares (60,867 and 62,535 shares)	(609)	(625)
Retained earnings	9,962	9,699
Accumulated other comprehensive income-net of taxes, $43 and $47	82	90
Total Stockholders’ Equity	18,909	18,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,418	$107,418

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2012	2011	2012	2011

INTEREST INCOME
Loans (including fees)	$1,276	$1,204	$2,575	$2,355
Debt securities:
Taxable	25	38	51	77
Tax-exempt	3	3	6	6
Other	3	1	5	2
Total Interest Income	1,307	1,246	2,637	2,440

INTEREST EXPENSE
Deposits	156	189	328	384
Short-term borrowings	2	2	6	4
Long-term debt	3	4	6	7
Total Interest Expense	161	195	340	395

Net Interest Income	1,146	1,051	2,297	2,045
Provision for loan losses	30	13	60	13
Net Interest Income After Loan Loss Provision	1,116	1,038	2,237	2,032

NON-INTEREST INCOME
Service charges on deposit accounts	63	52	124	100
Loan servicing fees	192	109	328	212
Gain(loss) on sale of loans	(36)	10	(35)	1
Gain on sales of available-for-sale securities	5	-	5	-
Gain on sale of foreclosed assets	1	-	1	5
Gain on sale of fixed assets	-	136	-	136
Other	55	31	103	61
Total Non-interest Income	280	338	526	515

NON-INTEREST EXPENSE
Salaries and employee benefits	695	606	1,379	1,154
Occupancy and equipment	136	125	268	222
Data processing	69	61	132	116
Directors’ expense	47	23	91	43
Advertising	38	28	58	50
Legal and professional	36	68	59	103
Audit and examination fees	16	20	30	38
Office supplies	13	16	24	39
FDIC deposit insurance	25	21	54	42
Foreclosed assets	-	2	-	4
Other operating expense	141	180	272	301
Total Non-interest Expense	1,216	1,150	2,367	2,112

Income Before Taxes	180	226	396	435
Income Taxes	76	68	133	147

NET INCOME	$104	$158	$263	$288

Basic Earnings per Share	$0.11	$0.16	$0.27	$0.29

Diluted Earnings per Share	$0.11	$0.16	$0.27	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$104	$158	$263	$288
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding gain(losses) arising during the period	(5)	39	(8)	34
Less: reclassification adjustments for gains(losses) included in net income	-	-	-	-
Net change in unrealized gains(losses) on securities	(5)	39	(8)	34
Other comprehensive income(loss), net of tax*	(5)	39	(8)	34
Comprehensive income	$99	$197	$255	$322

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Six Months Ended June 30, 2012 and 2011

						Accumulated Other Comprehensive Income
(In thousands)	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Unearned RRP Shares	Unearned ESOP Shares		Retained Earnings	Total
Balance, December 31, 2010	$11	$9,821	$-	$-	$(661)	$73	$9,064	$18,308
Comprehensive income:
Net income	-	-	-	-	-	-	288	288
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	-	34	-	34
Total comprehensive income								322
ESOP shares released	-	6	-	-	17	-	-	23
Balance, June 30, 2011	$11	$9,827	$-	$-	$(644)	$107	$9,352	$18,653

Balance, December 31, 2011	$11	$9,952	$-	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	-	263	263
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	-	(8)	-	(8)
Total comprehensive income								255
Shares purchased for RRP	-	-	-	(213)	-	-	-	(213)
ESOP shares released	-	6	-	-	16	-	-	22
Stock option expense	-	38	-	-	-	-	-	38
Amortization of awards under RRP	-	74	-	-	-	-	-	74
Purchase of treasury stock (2,240 shares)	-	-	(29)	-	-	-	-	(29)
Balance June 30, 2012	$11	$10,070	$(29)	$(578)	$(609)	$82	$9,962	$18,909

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$263	$288
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	60	13
Depreciation and amortization	185	120
Stock-based compensation expense, net of tax benefits	118	-
ESOP shares released	16	23
Net (gain)loss on sale of loans	35	(1)
Net gain on sale of available-for-sale securities	(5)	-
Net gain on sale of foreclosed assets	(1)	(5)
Net gain on sale of fixed assets	-	(136)
Income from change in cash surrender value of life insurance	(29)	(29)
Deferred income tax benefit	(24)	-
Net amortization of premium and fair value adjustments to investments	26	18
(Increase)decrease in loans held for sale	1,759	(1,240)
Increase in interest receivable and other assets	(63)	(50)
Increase (decrease) in accrued interest payable and other liabilities	57	(45)
Total adjustments	2,134	(1,332)
Net cash provided (used) by operating activities	2,397	(1,044)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	2,793	2,812
Purchases of investment securities	-	(2,215)
Net sale(purchase) of FHLB stock and other equity investments	221	(1)
Proceeds from sales of foreclosed assets	10	17
Purchases of life insurance	-	(47)
Proceeds from sales of fixed assets	-	299
Purchase of fixed assets	(103)	(407)
Net increase in loans	(2,169)	(5,489)
Net cash provided (used) by investing activities	752	(5,031)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	3,154	2,684
Net increase (decrease) in time deposits	738	(205)
Increases in advances from borrowers for insurance and taxes	6	28
Net decrease in FHLB advances	(3,022)	(18)
Net increase in securities sold under agreements to repurchase	920	105
Purchase of treasury stock	(29)	-
Purchase of shares for Recognition and Retention Plan	(213)	-
Net cash provided by financing activities	1,554	2,594

Net increase (decrease) in cash and cash equivalents	4,703	(3,481)
Cash and cash equivalents, at beginning of period	5,200	7,581

Cash and cash equivalents, at end of period	$9,903	$4,100

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$341	$395
Income taxes	$202	$360

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the year ending December 31, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2012 through the date these financial statements were issued.

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

In June 2012, the FASB issued Exposure Draft 2012-200, Financial Instruments (Topic 825), Disclosures about Liquidity Risk and Interest Rate Risk.  The proposed ASU would require financial institutions to include liquidity risk tabular disclosure of the carrying amounts of classes of financial assets and liabilities segregated by their expected maturities, including off-balance sheet financial commitments and obligations.  In addition, interest rate risk disclosures would provide information about the exposure of the entity’s financial assets and liabilities to fluctuations in market interest rates.  The proposed ASU does not include a proposed effective date.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follows:

(In thousands)
June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$1,213	$8	$-	$1,221
State and municipal	270	3	-	273
Mortgage-backed securities	2,557	114	-	2,671
Total Available-for-Sale Securities	4,040	125	-	4,165
Securities Held-to-Maturity:
U.S. Government and federal agency	91	-	-	91
Total Held-to-Maturity Securities	91	-	-	91
Total Debt Securities	$4,131	$125	$-	$4,256

* - Includes FNMA and FHLB bonds

(In thousands)
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$3,635	$22	$-	$3,657
State and municipal	270	3	-	273
Mortgage-backed securities	2,929	112	-	3,041
Total Available-for-Sale Securities	6,834	137	-	6,971
Securities Held-to-Maturity:
U.S. Government and federal agency	99	-	-	99
Total Held-to-Maturity Securities	99	-	-	99
Total Debt Securities	$6,933	$137	$-	$7,070

* - Includes FNMA and FHLB bonds

At June 30, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements and public fund deposits was $2.5 million and $1.9 million, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012 follows:

(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$1,215	$-	$-	$-	$1,215
State and municipal	-	-	273	-	273
Mortgage-backed securities	-	-	38	2,639	2,677
Total Available-for-Sale Securities	$1,215	$-	$311	$2,639	$4,165
Securities Held-to-Maturity at amortized cost
U.S. Government and federal agency	$-	$-	$91	$-	$91
Total Held-to-Maturity Securities	$-	$-	$91	$-	$91
Total Debt Securities	$1,215	$-	$402	$2,639	$4,256

The following table summarizes investment activities for the six-month periods ending June 30:

	For the Six-Month Period Ended June 30,
	2012		2011
(In thousands)	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$-	$-	$15	$2,200
Sales and maturities of securities	$8	$2,780	$28	$2,784

Gross realized gains on sales	$-	$5	$-	$-
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$2	$-	$-

There were no securities with gross unrealized losses at June 30, 2012 and December 31, 2011.

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

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at June 30, 2012 and December 31, 2011.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
(In thousands)	2012	2011
Mortgage loans on real estate:
Held for sale 1-4 family	$1,780	$3,574
Residential 1-4 family	38,735	37,168
Commercial	16,064	15,142
Multi-family	4,827	4,703
Land	6,561	6,598
Residential Construction	4,136	4,315
Home equity lines of credit	1,288	1,600
Total mortgage loans on real estate	73,391	73,100
Commercial loans	8,432	7,877
Consumer loans, including overdrafts of $203 and $66	5,396	5,854
Total loans	87,219	86,831
Less: Allowance for loan losses	(318)	(245)
Loans, net	$86,901	$86,586

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At June 30, 2012, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $21.9 million.  The Bank also is committed to sell loans approximating $1.8 million at June 30, 2012.

The following table details loans individually and collectively evaluated for impairment at June 30, 2012:

	June 30, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$61	$-	$61
Total loans secured by real estate	61	-	61
Consumer loans	17	-	17
Total loans	$78	$-	$78

	Impaired Loans
	For the Six-Month Period Ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential-prime	$61	$61	$-	$62	$-
Consumer	$17	$17	$-	$17	$-
Total:
Residential-prime	$61	$61	$-	$62	$-
Consumer	$17	$17	$-	$17	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of June 30, 2012, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Beginning balance	$245	$204
Provision for loan losses	60	56
Loans charged-offs	-	(20)
Recoveries of loans previously charged-off	13	5
Ending balance	$318	$245

The following table details the balance in the allowance for loan losses by portfolio segment at June 30, 2012:

	For the Six Months Ended June 30, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$41	$169
Commercial	43	-	-	9	52
Multi-family	12	-	-	2	14
Land	16	-	-	2	18
Residential construction	11	-	-	1	12
Home equity lines of credit	4	-	-	-	4
Totals by loans secured by real estate	204	-	10	55	269
Commercial and industrial loans	25	-	1	5	31
Consumer loans	16	-	2	-	18
Totals for all loans	$245	$-	$13	$60	$318

At June 30, 2012, the Company had no allowance for loan losses disaggregated by impairment method.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at June 30, 2012:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Residential 1-4 family	$39,877	$576	$62	$-	$-	$40,515
Commercial	15,749	315	-	-	-	16,064
Multi-family	4,827	-	-	-	-	4,827
Land	6,561	-	-	-	-	6,561
Residential construction	4,136	-	-	-	-	4,136
Home equity lines of credit	1,288	-	-	-	-	1,288
Totals by loans secured by real estate	72,438	891	62	-	-	73,391
Commercial and industrial loans	8,397	35	-	-	-	8,432
Consumer loans	5,343	20	33	-	-	5,396
Totals for all loans	$86,178	$946	$95	$-	$-	$87,219

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During 2012, there was no interest income recognized on non-accrual loans.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $3,000.

Below is a summary of current, past due, and non-accrual loans at June 30, 2012:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Residential 1-4 family	$132	$213	$61	$406	$40,109	$40,515
Commercial	-	3	-	3	16,061	16,064
Multi-family	-	-	-	-	4,827	4,827
Land	-	-	-	-	6,561	6,561
Residential construction	-			-	4,136	4,136
Home equity lines of credit	-	-	-	-	1,288	1,288
Totals by loans secured by real estate	132	216	61	409	72,982	73,391
Commercial and industrial loans	-	-	-	-	8,432	8,432
Consumer loans	71	-	17	88	5,308	5,396
Totals for all loans	$203	$216	$78	$497	$86,722	$87,219

NOTE 5 – REGULATORY CAPITAL

As of June 30, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$15,663	18.23%	$6,873	8.00%	$8,591	10.00%
Tier 1 Core capital to risk-weighted assets	$15,665	18.23%	$3,436	4.00%	$5,155	6.00%
Tier 1 Core capital to adjusted total assets	$15,665	14.32%	$4,376	4.00%	$5,471	5.00%
Tangible capital to tangible assets	$15,665	14.32%	$1,641	1.50%	N/A	N/A

December 31, 2011
Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%
Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%
Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%
Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	June 30, 2012	December 31, 2011
GAAP equity	$16,356	$15,949
Unrealized gain on debt securities	(82)	(90)
Allowance for loan losses (allowable portion)	318	245
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(609)	(625)
Total risk-based Capital	$15,663	$15,159

NOTE 6 – OTHER COMPREHENSIVE INCOME

The following tables show the related tax effects allocated to each component of other comprehensive income for the respective three- and six-month periods ending June 30, 2012 and 2011:

	For the Three-Month Period Ending June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(8)	$3	$(5)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(8)	3	(5)
Other comprehensive income(loss)	$(8)	$3	$(5)

	For the Three-Month Period Ending June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$59	$(20)	$39
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	59	(20)	39
Other comprehensive income(loss)	$59	$(20)	$39

	For the Six-Month Period Ending June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(12)	$4	$(8)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(12)	4	(8)
Other comprehensive income(loss)	$(12)	$4	$(8)

	For the Six-Month Period Ending June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$52	$(18)	$34
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	52	(18)	34
Other comprehensive income(loss)	$52	$(18)	$34

NOTE 7 - DEPOSITS

Deposits at the respective dates are summarized as follows:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand and Savings
Noninterest-bearing demand deposits	$9,867	-	$8,323	-
Interest-bearing demand deposits	16,208	0.25%	15,892	0.40%
Money market	11,095	0.50%	11,711	1.00%
Savings	16,103	0.85%	14,193	1.36%
Total Demand and Savings	$53,273		$50,119

Time Deposits
0.00% to 0.99%	$10,742	0.66%	$5,614	0.67%
1.00% to 1.99%	22,548	1.18%	26,967	1.21%
2.00% to 2.99%	788	2.39%	759	2.25%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$34,558		$33,820
Total Deposits	$87,831		$83,939

Scheduled maturities of time deposits at June 30, 2012 are as follows:

2012	$18,137
2013	13,547
2014	2,734
Thereafter	140
Total	$34,558

Time deposits of $100,000 or more amounted to approximately $16.7 million at June 30, 2012.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

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

Fair values of assets and liabilities measured on a recurring basis at the respective dates are as follows:

	June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLMC certificates	$-	$811	$-	$811
GNMA certificates	-	11	-	11
FHR certificates	-	836	-	836
FNMA certificates	-	2,211	-	2,211
FNR certificates	-	17	-	17
SBA pools	-	6	-	6
Municipal securities	-	273	-	273
Total securities available for sale	$-	$4,165	$-	$4,165

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at June 30, 2012.

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

The following table represents the compensation expense recognized by the Company for the respective six-month periods ended:

	June 30,
(In thousands)	2012	2011
Employee stock ownership plan	$22	$23
Recognition and retention plan	74	22
Stock option plan	38	-
Total compensation expense recognized	$134	$45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2011 to June 30, 2012 and on its results of operations during the three- and six-month periods ended June 30, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

The Company’s total assets increased by $2.0 million or 1.9% to $109.4 million at June 30, 2012 compared to $107.4 million at December 31, 2011.  The increase in assets was primarily a result of an increase in cash and cash equivalents of $4.7 million and an increase in net loans of $315,000 partially offset by a decrease in debt and equity securities of $3.0 million.

Cash and cash equivalents increased $4.7 million or 90.4% to $9.9 million at June 30, 2012 compared to $5.2 million at December 31, 2011 primarily from funds received from growth in customer deposits of $3.9 million, sales, maturities, and other payments of investment securities of $2.8 million, and a redemption of Federal Home Loan Bank (FHLB) Stock of $221,000 partially offset by the repayment of FHLB advances of $2.1 million and the outflow of funds from an increase in net loans of $315,000.

Total debt securities decreased from $7.1 million at December 31, 2011 to $4.3 million at June 30, 2012.  The net decrease of $2.8 million or 39.8% was the result of sales and maturities of securities of $2.4 million and scheduled payments and net premium amortization of $405,000 for the six-month period ended June 30, 2012.

Total loans, net of unearned income, increased over the six-month period ended June 30, 2012 by $388,000 or 0.5% compared to December 31, 2011.  Total loans, net of unearned income, at June 30, 2012 were $87.2 million compared to $86.8 million at December 31, 2011.  Of the net increase, loans secured by 1-4 family residential increased $1.6 million, commercial real estate loans increased $922,000, non-real estate commercial loans increased $555,000, and multi-family real estate loans increased $124,000.  This was partially offset by decreases in loans secured by 1-4 family residential held for sale of $1.8 million, residential construction loans of $179,000, home equity lines of credit of $312,000, consumer loans, not secured by real estate, of $458,000, and land loans of $37,000.

The allowance for loan losses increased from $245,000 at December 31, 2011 to $318,000 at June 30, 2012, an increase of $73,000 or 29.8%.  The net increase for the six-month period consisted of $60,000 in provision for possible loan losses and $13,000 from recoveries of loan balances charged off in prior years.

Total deposits at June 30, 2012 increased $3.9 million or 4.6% to $87.8 million compared to $83.9 million at December 31, 2011.  The net increase consisted of a $1.5 million increase in noninterest-bearing demand deposits, a $316,000 increase in interest-bearing demand deposits, a $1.9 million increase in savings deposits, and a $738,000 increase in time deposits partially offset by a $616,000 decrease in money market deposits.

Total borrowings, primarily consisting of Federal Home Loan Bank advances, decreased to $1.8 million at June 30, 2012 from $3.9 million at December 31, 2011, a decrease of $2.1 million or 54.1%.

Total Stockholders’ Equity increased by $147,000 or 0.8% to $18.9 million at June 30, 2012 compared to $18.8 million at December 31, 2011.  The increase for the six-month period primarily resulted from net income of $263,000, an increase in additional paid in capital of $118,000 from equity compensation, and the release of shares for the employee stock ownership plan of $16,000, offset by decreases of $213,000 from the purchase of common stock for the recognition and retention plan, $29,000 from the purchase of treasury stock, and $8,000 in accumulated other comprehensive income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

Our net income was $104,000 for the three months ended June 30, 2012, a $54,000 or 34.2%, decrease over net income of $158,000 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, our net income was $263,000, a decrease of $25,000 or 8.7%, over net income of $288,000 for the six months ended June 30, 2011.  Net income for the second quarter of 2011 included a one-time gain on the sale of fixed assets, after taxes, of approximately $90,000.

Our total interest income was $1.31 million for the three months ended June 30, 2012, compared to $1.25 million for the three months ended June 30, 2011, a $61,000, or 4.9%, increase.  The increase in interest income in the three-month period ended June 30, 2012 over the comparable period in 2011 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans, amounting to an increase of $142,000 in interest income.  This increase was offset by a decrease in the average rate earned on earning assets of 27 basis points to 5.23% for the quarter ended June 30, 2012 compared to 5.50% for the quarter ended June 30, 2011, amounting to a decrease in interest income of $81,000.

For the six months ended June 30, 2012, interest income was $2.64 million compared to $2.44 million for the six months ended June 30, 2011.  This was an increase of $197,000, or 8.1% for the year-to-date period comparison.  The increase in interest income in the six-month period ended June 30, 2012 over the comparable period in 2011 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans, amounting to an increase of $336,000 in interest income.  This increase was offset by a decrease in the average rate earned on earning assets of 12 basis points to 5.29% for the six months ended June 30, 2012 compared to 5.41% for the six months ended June 30, 2011, amounting to a decrease in interest income of $139,000.

Our total interest expense was $161,000 for the three months ended June 30, 2012.  This was a decrease of $34,000, or 17.4%, compared to $195,000 of interest expense for the three months ended June 30, 2011.  The average rate paid on our interest-bearing liabilities decreased by 29 basis points to 0.81% for the quarter ended June 30, 2012 compared to 1.10% for the quarter ended June 30, 2011.  This reduction in rate resulted in a decrease in interest expense of $54,000 for the comparative quarters.  The decrease in rate was primarily due to a reduction in the average rate paid on savings/money market deposits and time deposits of 50 and 20 basis points, respectively.  The increase in the average balances of our interest-bearing liabilities resulted in an increase of interest expense of $20,000 for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

For the six months ended June 30, 2012, our total interest expense was $340,000.  This was a decrease of $55,000, or 13.9%, compared to $395,000 of interest expense for the six months ended June 30, 2011.  The average rate paid on our interest-bearing liabilities decreased by 26 basis points to 0.85% for the six-month period ended June 30, 2012 compared to 1.11% for the six-month period ending June 30, 2011.  This reduction in rate resulted in a decrease in interest expense of $101,000 for the comparative six-month periods.  The decrease in rate was primarily due to a reduction in the average rate paid on savings/money market deposits and time deposits of 37 and 23 basis points, respectively.  The increase in the average balances of our interest-bearing liabilities resulted in an increase of interest expense of $46,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Our net interest income was $1.15 million for the quarter ended June 30, 2012 compared to $1.05 million for the quarter ended June 30, 2011.  This was an increase of $95,000, or 9.0%.  For the six-month period ended June 30, 2012, net interest income was $2.30 million, which represents a $252,000, or 12.3% increase over the $2.05 million for the six-month period ended June 30, 2011.  Our average interest rate spread increased by 2 basis points to 4.42% for the three months ended June 30, 2012 over the second quarter of 2011, while our net interest margin decreased 6 basis points to 4.58% in the second quarter of 2012 compared to the second quarter of 2011.  For the six months ended June 30, 2012, our average interest spread was 4.44% and our net interest margin was 4.61%, compared to 4.30% and 4.54%, respectively, for the first six months of 2011.

Our provision for loan losses amounted to $30,000 for the quarter ended June 30, 2012, compared to $13,000 in provision for the quarter ended June 30, 2011.  For the six-month period ended June 30, 2012, the provision for loan losses was $60,000 compared to $13,000 for the six-month period ended June 30, 2011.  The increase in loan loss provision for the quarter- and year-to-date periods in 2012 compared to 2011 was primarily due to a more conservative approach in assumptions for economic conditions, credit quality trends, and other qualitative factors as well as the general increase in commercial loans which may have a higher risk of loss.

Our loans, net of unearned income, increased by $388,000 during the six months ended June 30, 2012 from December 31, 2011, which included $45.1 million in loan originations, offset by sales of $17.3 million and repayments of loans of $27.4 million.  At June 30, 2012, our allowance for loan losses amounted to $318,000, or 0.36% of loans, net of unearned loan fees compared to $245,000, or 0.28% of loans, net of unearned loan fees, at December 31, 2011.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $294,000 at June 30, 2012, compared to $460,000 at December 31, 2011.  At June 30, 2012, our allowance for loan losses amounted to 108.16% of total non-performing loans compared to 53.26% of total non-performing loans at December 31, 2011.  There were no charge-offs of loans during the six months ended June 30, 2012, however, recoveries amounted to $13,000.

Our total non-interest income amounted to $280,000 for the quarter ended June 30, 2012 compared to $338,000 for the quarter ended June 30, 2011, a decrease of $58,000 or 17.2%.  The decrease during the three-month period ended June 30, 2012 consisted primarily of decreases in gain on the sale of loans of $46,000 and gain on sale of fixed assets of $136,000.  The decrease was offset by increases in service charges on deposit accounts of $11,000, loan servicing fees of $83,000, and other non-interest income of $30,000.

For the six-month period ending June 30, 2012, total non-interest income was $526,000 compared to $515,000 for the six-month period ended June 30, 2011, an increase of $11,000 or 2.1%.  The increase consisted primarily of increases in service charges on deposit accounts of $24,000, loan servicing fees of $116,000, and other non-interest income of $43,000 offset by decreases in gain on the sale of loans of $36,000 and gain on sale of fixed assets of $136,000.

Our total non-interest expense increased by $66,000 or 5.7% to $1.22 million for the three months ended June 30, 2012, compared to $1.15 million for the three months ended June 30, 2011.  The primary reasons for the increase in non-interest expense were an increase in salaries and benefits of $89,000, an increase in occupancy and equipment expense of $11,000, an increase in advertising of $10,000, an increase in directors’ expense of $24,000, an increase in data processing of $8,000, and an increase in FDIC deposit insurance of $4,000.  The increases for the quarter were offset by decreases in legal and professional fees of $32,000, other operating expense of $39,000, and various other non-interest expense items of $9,000.   For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, and the increase in directors’ expense was due primarily to stock compensation expense compared to the second quarter of 2011.

For the six-month period ending June 30, 2012, total non-interest expense increased by $255,000 or 12.1% to $2.37 million compared to $2.11 million for the six-month period ended June 30, 2011.  The primary reasons for the increase in non-interest expense were an increase in salaries and benefits of $225,000, an increase in occupancy and equipment expense of $46,000, an increase in directors’ expense of $48,000, an increase in data processing of $16,000, an increase in advertising of $8,000, and an increase in FDIC deposit insurance of $12,000.  The increases for the six-month period were offset by decreases in legal and professional fees of $44,000, office supplies of $15,000, and other operating expense of $29,000, and various other non-interest expense items of $12,000.   For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, and the increase in directors’ expense was due primarily to stock compensation expense compared to the six months ended June 30, 2011.

At June 30, 2012 and 2011, we had 37 and 33 full-time equivalent employees, respectively.

Income tax expense for the quarter ended June 30, 2012 amounted to $76,000, an increase of $8,000 compared to $68,000 for the quarter ended June 30, 2011 resulting in effective tax rates of 42.2% and 30.1%, respectively.  The increase was primarily a result of the reversal of a deferred tax benefit on stock-based compensation due to forfeiture and the current tax effect of an acceleration of restricted stock vesting.  For the six months ended June 30, 2012, income tax expense amounted to $133,000 compared to $147,000 for the six months ended June 30, 2011, an increase of $14,000 resulting in effective tax rates for the comparative six month periods of 33.6% and 33.8%, respectively.

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

	Quarter Ended June 30,
(Dollars in thousands)	2012			2011
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$85,971	$1,276	5.97%	$75,540	$1,204	6.41%
Debt Securities	6,713	28	1.68%	10,923	41	1.51%
Other earning assets	7,865	3	0.15%	4,636	1	0.09%

Total earning assets	100,549	1,307	5.23%	91,099	1,246	5.50%

Non-earning assets	8,731			8,087
Total Assets	$109,280			$99,186

Interest-bearing liabilities:
Interest-bearing checking	$16,516	$11	0.27%	$15,434	$15	0.39%
Savings & MMDA	27,414	48	0.70%	22,415	67	1.20%
Time deposits	34,672	97	1.13%	32,444	107	1.33%
Other borrowings	1,462	5	1.38%	1,140	6	2.12%

Total interest-bearing liabilities	80,064	161	0.81%	71,433	195	1.10%

Noninterest-bearing deposits	9,425			8,349
Other liabilities	929			795

Total Liabilities	90,418			80,577
Shareholders’ equity	18,862			18,609

Total Liabilities and
Shareholders’ Equity	$109,280			$99,186

Net Interest Income & Spread		$1,146	4.42%		$1,051	4.40%

Net Interest Margin(2)			4.58%			4.64%
Average earning assets to interest-bearing liabilities			125.59%			127.53%

1)
Loan interest income includes fee income of $46,000 and $52,000 for the three months ended June 30, 2012 and 2011, respectively. Average quarterly balance of loans includes average deferred loan fees of $56,000 and $71,000 for June 30, 2012 and 2011, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Six Months Ended June 30,
(dollars in thousands)	2012			2011
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$86,303	$2,575	6.00%	$74,146	$2,355	6.39%
Debt Securities	6,837	57	1.68%	11,148	83	1.50%
Other earning assets	7,126	5	0.14%	5,342	2	0.08%

Total earning assets	100,266	2,637	5.29%	90,636	2,440	5.41%

Non-earning assets	8,726			8,111
Total Assets	$108,992			$98,747

Interest-bearing liabilities:
Interest-bearing checking	$15,981	$23	0.29%	$15,338	$30	0.39%
Savings & MMDA	27,072	110	0.82%	22,112	131	1.19%
Time deposits	34,341	195	1.14%	32,760	223	1.37%
Other borrowings	2,867	12	0.84%	1,119	11	1.98%

Total interest-bearing liabilities	80,261	340	0.85%	71,329	395	1.11%

Noninterest-bearing deposits	8,980			8,037
Other liabilities	960			844

Total Liabilities	90,201			80,210
Shareholders’ equity	18,791			18,537
Total Liabilities and
Shareholders’ Equity	$108,992			$98,747

Net Interest Income & Spread(2)		$2,297	4.44%		$2,045	4.30%
Net Interest Margin(3)			4.61%			4.54%
Average earning assets to interest-bearing liabilities			124.92%			127.07%

1)
Loan interest income includes fee income of $103,000 and $80,000 for the six months ended June 30, 2012 and 2011, respectively. Average year-to-date balance of loans includes average deferred loan fees of $63,000 and $71,000 for June 30, 2012 and 2011, respectively. The average balance of non-accrual loans has been included in net loans.

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

At June 30, 2012, the Company had $1.04 million in classified loans compared to $831,000 at December 31, 2011.  Of these loans, at June 30, 2012, $963,000 were accruing loans and $78,000 were non-accruing loans.  Total loans included in classified loans at June 30, 2012 that were evaluated for impairment was $78,000 compared to $15,000 evaluated for impairment and included in classified loans at December 31, 2011.  A loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At June 30, 2012, we had $294,000 in non-performing loans.  This compares to $460,000 in non-performing loans at December 31, 2011.  Non-performing loans as a percentage of total loans at June 30, 2012 were 0.34% as compared to 0.53% at December 31, 2011.  There were no foreclosed assets at June 30, 2012 compared to $9,000 at December 31, 2011.

The Company recovered $1,000 of loan balances previously charged off in prior years during the quarter ended June 30, 2012 and had no charge offs of loan balances.  For the six-month period ended June 30, 2012, recoveries totaled $13,000, and there were no charge offs of loan balances.

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

During the three months ended June 30, 2012, we made a provision of $30,000 compared to $13,000 in provision for the three months ended June 30, 2011.  For the six months ended June 30, 2012, total provisions were $60,000 compared to $13,000 for the six months ended June 30, 2011.  At June 30, 2012, the Company had $294,000 of non-performing loans compared to $327,000 at June 30, 2011.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $9.9 million at June 30, 2012.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2012, the Company had long-term advances from the Federal Home Loan Bank of Dallas in the amount of $359,000 and had $38.2 million in additional borrowing capacity available.  Additionally, at June 30, 2012, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million. There were no amounts purchased under this agreement as of June 30, 2012.

At June 30, 2012, the Company had outstanding loan commitments of $4.8 million to originate loans and $4.9 million of unfunded commitments under lines of credit.  At June 30, 2012, certificates of deposit, excluding IRAs, scheduled to mature in less than one year totaled $29.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2012, the Bank exceeded each of its capital requirements with ratios of 14.32%, 18.23% and 18.23%, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s purchase activity during the three-month period ended June 30, 2012:

Period	Total Number of Shares Purchsed (1)	Average Price Paid per Share	Total Number of Shares Purchsed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2012	-	$-	-	1,220
May 1-31, 2012	2,240	$12.75	-	1,220
June 1-30, 2012	-	$-	-	1,220
Total	2,240	$12.75	-	1,220

Notes to this table:

(1)	The 2,240 shares were repurchased by the Company to meet the tax obligations of participants in the 2011 Recognition and Retention Plan.

(2)
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION

Date: August 10, 2012	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ Mark A. Taylor
Mark A. Taylor
Senior Vice President and Chief Financial Officer