Form 10-Q
period 2012-09-30
CENTURY NEXT FINANCIAL Corp
filed 2012-11-13
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

 or

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

$.01 par value Common Stock: 1,055,760 shares outstanding at November 9, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$6,554	$5,200
Debt securities:
Available-for-sale	6,101	6,971
Held-to-maturity (including $956 and $99 at fair value)	949	99
Total Debt Securities	7,050	7,070
Federal Home Loan Bank stock	60	281
Other equity investments	320	320
Loans:
Loans, net of unearned income	86,246	83,257
Loans held for sale	2,724	3,574
Allowance for loan losses	(347)	(245)
Net Loans	88,623	86,586
Accrued interest receivable	519	454
Premises and equipment, net of accumulated depreciation of $1,779 and $1,707	4,127	4,259
Other foreclosed assets	-	9
Other assets	3,440	3,239
TOTAL ASSETS	$110,693	$107,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits
Noninterest-bearing	$10,462	$8,323
Interest-bearing	78,213	75,616
Total Deposits	88,675	83,939
Advances from borrowers for insurance and taxes	98	57
Short-term borrowings (FHLB advances and resale agreements)	1,413	3,502
Long-term borrowings (FHLB advances)	350	381
Accrued interest payable	10	12
Other liabilities	938	765
Total Liabilities	91,484	88,656

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued; 1,055,760 and 1,058,000 outstanding	11	11
Additional paid-in capital	10,131	9,952
Treasury Stock, at Cost - (2,240 and 0 shares)	(29)	-
Unearned shares held by Recognition and Retention Plan (33,325 and 25,100 shares)	(578)	(365)
Unearned ESOP Shares (60,034 and 62,535 shares)	(600)	(625)
Retained earnings	10,196	9,699
Accumulated other comprehensive income-net of taxes, $40 and $47	78	90
Total Stockholders’ Equity	19,209	18,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,693	$107,418

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2012	2011	2012	2011

INTEREST INCOME
Loans (including fees)	$1,331	$1,304	$3,906	$3,659
Debt securities:
Taxable	35	30	86	107
Tax-exempt	8	4	14	10
Other	6	2	11	4
Total Interest Income	1,380	1,340	4,017	3,780

INTEREST EXPENSE
Deposits	153	194	481	578
Short-term borrowings	3	1	9	5
Long-term debt	3	7	9	14
Total Interest Expense	159	202	499	597

Net Interest Income	1,221	1,138	3,518	3,183
Provision for loan losses	30	18	90	31
Net Interest Income After Loan Loss Provision	1,191	1,120	3,428	3,152

NON-INTEREST INCOME
Service charges on deposit accounts	81	53	205	153
Loan servicing fees	227	169	555	381
Gain(loss) on sale of loans	(17)	(9)	(52)	(8)
Gain on sales of available-for-sale securities	1	6	6	6
Gain on sale of foreclosed assets	-	-	1	5
Gain on sale of fixed assets	-	(1)	-	135
Other	49	32	152	93
Total Non-interest Income	341	250	867	765

NON-INTEREST EXPENSE
Salaries and employee benefits	683	624	2,062	1,778
Occupancy and equipment	146	107	414	329
Data processing	72	70	204	186
Directors’ expense	54	23	145	66
Advertising	30	30	88	80
Legal and professional	21	57	80	160
Audit and examination fees	39	20	93	58
Office supplies	10	21	34	60
FDIC deposit insurance	13	9	43	51
Foreclosed assets	-	-	-	4
Other operating expense	140	110	412	411
Total Non-interest Expense	1,208	1,071	3,575	3,183

Income Before Taxes	324	299	720	734
Income Taxes	90	95	223	242

NET INCOME	$234	$204	$497	$492

Basic Earnings per Share	$0.24	$0.21	$0.52	$0.50

Diluted Earnings per Share	$0.24	$0.21	$0.52	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$234	$204	$497	$492
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding gain(losses) arising during the period	(4)	(6)	(12)	28
Less: reclassification adjustments for gains(losses) included in net income	-	-	-	-
Net change in unrealized gains(losses) on securities	(4)	(6)	(12)	28
Other comprehensive income(loss), net of tax*	(4)	(6)	(12)	28
Comprehensive income	$230	$198	$485	$520

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)
Nine Months Ended September 30, 2012 and 2011

						Accumulated
	Common	Additional		Unearned	Unearned	Other
	Stock	Paid-In	Treasury	RRP	ESOP	Comprehensive	Retained
(In thousands)	Amount	Capital	Stock	Shares	Shares	Income	Earnings	Total
Balance, December 31, 2010	$11	$9,821	$-	$-	$(661)	$73	$9,064	$18,308
Comprehensive income:
Net income	-	-	-	-	-	-	492	492
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	-	28	-	28
Total comprehensive income								520
Shares purchased for RRP	-	-	-	(218)	-	-	-	(218)
ESOP shares released	-	12	-	-	27	-	-	39
Stock option expense	-	12	-	-	-	-	-	12
Amortization of awards under RRP	-	51	-	-	-	-	-	51

Balance September 30, 2011	$11	$9,896	$-	$(218)	$(634)	$101	$9,556	$18,712

Balance, December 31, 2011	$11	$9,952	$-	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	-	497	497
Unrealized gains(losses) on securities available for sale, net of tax	-	-	-	-	-	(12)	-	(12)
Total comprehensive income								485
Shares purchased for RRP	-	-	-	(213)	-	-	-	(213)
ESOP shares released	-	8	-	-	25	-	-	33
Stock option expense	-	56	-	-	-	-	-	56
Amortization of awards under RRP	-	115	-	-	-	-	-	115
Purchase of treasury stock (2,240 shares)	-	-	(29)	-	-	-	-	(29)

Balance September 30, 2012	$11	$10,131	$(29)	$(578)	$(600)	$78	$10,196	$19,209

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$497	$492
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	90	31
Depreciation and amortization	284	173
Stock-based compensation expense, net of tax benefits	179	75
ESOP shares released	25	27
Net loss on sale of loans	52	8
Net gain on sale of available-for-sale securities	(6)	(6)
Net gain on sale of foreclosed assets	(1)	(5)
Net gain on sale of fixed assets	-	(135)
Income from change in cash surrender value of life insurance	(44)	(45)
Deferred income tax benefit	(73)	(6)
Net amortization of premium and fair value adjustments to investments	39	43
(Increase) decrease in loans held for sale	798	(2,420)
Increase in interest receivable and other assets	(161)	(59)
Increase in accrued interest payable and other liabilities	171	18
Total adjustments	1,353	(2,301)
Net cash provided (used) by operating activities	1,850	(1,809)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	3,749	6,446
Purchases of investment securities	(3,762)	(2,215)
Net sale (purchase) of FHLB stock and other equity investments	221	(1)
Proceeds from sales of foreclosed assets	10	17
Purchases of life insurance	-	(106)
Proceeds from sales of fixed assets	-	299
Purchase of fixed assets	(152)	(588)
Net increase in loans	(2,977)	(9,917)
Net cash provided (used) by investing activities	(2,911)	(6,065)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	3,444	3,918
Net increase in time deposits	1,292	859
Increases in advances from borrowers for insurance and taxes	41	45
Net increase (decrease) in FHLB advances	(3,031)	2,475
Net increase (decrease) in securities sold under agreements to repurchase	911	(55)
Purchase of treasury stock	(29)	-
Purchase of shares for Recognition and Retention Plan	(213)	(218)
Net cash provided by financing activities	2,415	7,024

Net increase (decrease) in cash and cash equivalents	1,354	(850)
Cash and cash equivalents, at beginning of period	5,200	7,581

Cash and cash equivalents, at end of period	$6,554	$6,731

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$501	$595
Income taxes	$286	$286

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-and nine-month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the year ending December 31, 2012.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2012 through the date these financial statements were issued.

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

Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

In July 2012, the SEC issued the “Work Plan for Consideration of Incorporating IFRS into the Financial Reporting System for U.S. Issuers.”  This report was prepared by the staff of the SEC to summarize the observations and analyses of the staff regarding six key areas identified for study in the Work Plan in February 2010.  At that time, the SEC issued a statement indicating that the information obtained through the Work Plan, among other considerations, would aid the SEC in evaluating the implications of incorporating IFRS into the financial reporting system for U.S. Issuers.  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  The SEC stated in the Work Plan that the publication does not imply-and should not be construed to imply-that the SEC has made any policy decision as to whether IFRS should be incorporated into the financial reporting system for U.S. issuers nor how any such incorporation should be implemented.  In November 2008, the SEC issued a proposed rule entitled “Roadmap for the Potential Use of Financial Statements Prepared in Accordance with IFRS by U.S. Issuers.  Under this proposed rule, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC may make a determination in late 2012 or early 2013 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follows:

(In thousands)
September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$4,111	$7	$3	$4,115
State and municipal	230	1	-	231
Mortgage-backed securities	1,643	112	-	1,755
Total Available-for-Sale Securities	5,984	120	3	6,101
Securities Held-to-Maturity:
U.S. Government and federal agency	87	-	-	87
State and municipal	862	7	-	869
Total Held-to-Maturity Securities	949	7	-	956
Total Debt Securities	$6,933	$127	$3	$7,057

* - Includes FNMA, FHLB, and FFCB bonds

(In thousands)
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
Government-sponsored enterprises *	$3,635	$22	$-	$3,657
State and municipal	270	3	-	273
Mortgage-backed securities	2,929	112	-	3,041
Total Available-for-Sale Securities	6,834	137	-	6,971
Securities Held-to-Maturity:
U.S. Government and federal agency	99	-	-	99
Total Held-to-Maturity Securities	99	-	-	99
Total Debt Securities	$6,933	$137	$-	$7,070

* - Includes FNMA and FHLB bonds

At September 30, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements and public fund deposits was $2.4 million and $1.9 million, respectively.

Securities with gross unrealized losses at September 30, 2012 were as follows:

September 30, 2012	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$-	$-	$3	$2,003	$3
Total Available-for-Sale Securities	$-	$-	$3	$2,003	$3

There were no securities with gross unrealized losses at December 31, 2011.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 follows:

(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$1,212	$-	$-	$2,903	$4,115
State and municipal	-	-	231	-	231
Mortgage-backed securities	-	-	20	1,735	1,755
Total Available-for-Sale Securities	$1,212	$-	$251	$4,638	$6,101
Securities Held-to-Maturity at amortized cost
U.S. Government and federal agency	$-	$-	$87	$-	$87
State and municipal	-	-	-	862	862
Total Held-to-Maturity Securities	$-	$-	$87	$862	$949
Total Debt Securities	$1,212	$-	$338	$5,500	$7,050

The following table summarizes investment activities for the nine-month periods ending September 30:

	For the Nine-Month Period Ended September 30,
	2012		2011
(In thousands)	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$862	$2,900	$15	$2,200
Sales and maturities of securities	$12	$3,203	$28	$6,417

Gross realized gains on sales	$-	$6	$-	$6
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$2	$-	$2

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

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at September 30, 2012 and December 31, 2011.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
(In thousands)	2012	2011
Mortgage loans on real estate:
Held for sale 1-4 family	$2,724	$3,574
Residential 1-4 family	38,635	37,168
Commercial	17,885	15,142
Multi-family	5,095	4,703
Land	6,571	6,598
Residential Construction	3,238	4,315
Home equity lines of credit	1,609	1,600
Total mortgage loans on real estate	75,757	73,100
Commercial loans	8,112	7,877
Consumer loans, including overdrafts of $63 and $66	5,101	5,854
Total loans	88,970	86,831
Less: Allowance for loan losses	(347)	(245)
Loans, net	$88,623	$86,586

The Bank is obligated to repurchase those mortgage loans sold which experience an early payment default within 180 days.  At September 30, 2012, loans sold for which the Bank is obligated to repurchase under such circumstances amounted to approximately $27.2 million.  The Bank also is committed to sell loans approximating $2.7 million at September 30, 2012.

The following table details loans individually and collectively evaluated for impairment at September 30, 2012:

	September 30, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$117	$-	$117
Total loans secured by real estate	117	-	117
Consumer loans	15	-	15
Total loans	$132	$-	$132

	Impaired Loans
	For the Nine-Month Period Ended September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential-prime	$123	$117	$-	$122	$-
Consumer	$15	$15	$-	$15	$-
Total:
Residential-prime	$123	$117	$-	$122	$-
Consumer	$15	$15	$-	$15	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of September 30, 2012, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Beginning balance	$245	$204
Provision for loan losses	90	56
Loans charged-offs	(1)	(20)
Recoveries of loans previously charged-off	13	5
Ending balance	$347	$245

The following table details the balance in the allowance for loan losses by portfolio segment at September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$56	$184
Commercial	43	-	-	21	64
Multi-family	12	-	-	3	15
Land	16	-	-	3	19
Residential construction	11	-	-	-	11
Home equity lines of credit	4	-	-	1	5
Totals by loans secured by real estate	204	-	10	84	298
Commercial and industrial loans	25	-	1	6	32
Consumer loans	16	(1)	2	-	17
Totals for all loans	$245	$(1)	$13	$90	$347

At September 30, 2012, the Company had no allowance for loan losses disaggregated by impairment method.

Credit Quality

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at September 30, 2012:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Loans secured by real estate:
Residential 1-4 family	$40,671	$358	$330	$-	$-	$41,359
Commercial	17,871	14	-	-	-	17,885
Multi-family	5,095	-	-	-	-	5,095
Land	6,571	-	-	-	-	6,571
Residential construction	3,238	-	-	-	-	3,238
Home equity lines of credit	1,609	-	-	-	-	1,609
Totals by loans secured by real estate	75,055	372	330	-	-	75,757
Commercial and industrial loans	8,078	34	-	-	-	8,112
Consumer loans	5,079	6	16	-	-	5,101
Totals for all loans	$88,212	$412	$346	$-	$-	$88,970

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During 2012, there was no interest income recognized on non-accrual loans.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $4,000.

Below is a summary of current, past due, and non-accrual loans at September 30, 2012:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

Loans secured by real estate:
Residential 1-4 family	$277	$213	$117	$607	$40,752	$41,359
Commercial	2	-	-	2	17,883	17,885
Multi-family	-	-	-	-	5,095	5,095
Land	54	-	-	54	6,517	6,571
Residential construction	-			-	3,238	3,238
Home equity lines of credit	-	-	-	-	1,609	1,609
Totals by loans secured by real estate	333	213	117	663	75,094	75,757
Commercial and industrial loans	36	-	-	36	8,076	8,112
Consumer loans	49	3	15	67	5,034	5,101
Totals for all loans	$418	$216	$132	$766	$88,204	$88,970

NOTE 5 – REGULATORY CAPITAL

As of September 30, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,007	17.65%	$7,256	8.00%	$9,071	10.00%
Tier 1 Core capital to risk-weighted assets	$15,980	17.62%	$3,628	4.00%	$5,442	6.00%
Tier 1 Core capital to adjusted total assets	$15,980	14.44%	$4,428	4.00%	$5,535	5.00%
Tangible capital to tangible assets	$15,980	14.44%	$1,660	1.50%	N/A	N/A

December 31, 2011
Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%
Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%
Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%
Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	September 30, 2012	December 31, 2011
GAAP equity	$16,658	$15,949
Unrealized gain on debt securities	(78)	(90)
Allowance for loan losses (allowable portion)	347	245
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(600)	(625)
Total risk-based Capital	$16,007	$15,159

NOTE 6 – OTHER COMPREHENSIVE INCOME

The following tables show the related tax effects allocated to each component of other comprehensive income for the respective three-and nine-month periods ending September 30, 2012 and 2011:

	For the Three-Month Period Ending September 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(6)	$2	$(4)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(6)	2	(4)
Other comprehensive income(loss)	$(6)	$2	$(4)

	For the Three-Month Period Ending September 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(9)	$3	$(6)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(9)	3	(6)
Other comprehensive income(loss)	$(9)	$3	$(6)

	For the Nine-Month Period Ending September 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(18)	$6	$(12)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(18)	6	(12)
Other comprehensive income(loss)	$(18)	$6	$(12)

	For the Nine-Month Period Ending September 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$42	$(14)	$28
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	42	(14)	28
Other comprehensive income(loss)	$42	$(14)	$28

NOTE 7 - DEPOSITS

Deposits at the respective dates are summarized as follows:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand and Savings
Noninterest-bearing demand deposits	$10,462	-	$8,323	-
Interest-bearing demand deposits	15,753	0.25%	15,892	0.40%
Money market	10,514	0.50%	11,711	1.00%
Savings	16,834	0.86%	14,193	1.36%
Total Demand and Savings	$53,563		$50,119

Time Deposits
0.00% to 0.99%	$14,796	0.65%	$5,614	0.67%
1.00% to 1.99%	19,044	1.18%	26,967	1.21%
2.00% to 2.99%	792	2.39%	759	2.25%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$35,112		$33,820
Total Deposits	$88,675		$83,939

Scheduled maturities of time deposits at September 30, 2012 are as follows:

2012	$9,084
2013	21,083
2014	4,805
Thereafter	140
Total	$35,112

Time deposits of $100,000 or more amounted to approximately $17.0 million at September 30, 2012.  Deposit insurance coverage has been increased by regulation to cover deposits up to $250,000.

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

Fair values of assets and liabilities measured on a recurring basis at the respective dates are as follows:

	September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$1,997	$-	$1,997
FHLMC certificates	-	719	-	719
GNMA certificates	-	11	-	11
FHR certificates	-	23	-	23
FNMA certificates	-	2,197	-	2,197
FNR certificates	-	17	-	17
FFCB certificates	-	900	-	900
SBA pools	-	6	-	6
Municipal securities	-	231	-	231
Total securities available for sale	$-	$6,101	$-	$6,101

Items Measured at Fair Value on a Non-Recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at September 30, 2012.

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

The following table represents the compensation expense recognized by the Company for the respective six-month periods ended:

	September 30,
(In thousands)	2012	2011
Employee stock ownership plan	$33	$34
Recognition and retention plan	115	51
Stock option plan	56	12
Total compensation expense recognized	$204	$97

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2011 to September 30, 2012 and on its results of operations during the three- and nine-month periods ended September 30, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

The Company’s total assets increased by $3.3 million or 3.0% to $110.7 million at September 30, 2012 compared to $107.4 million at December 31, 2011.  The increase in assets was primarily a result of an increase in cash and cash equivalents of $1.4 million and an increase in net loans of $2.0 million.

Cash and cash equivalents increased $1.4 million or 26.0% to $6.6 million at September 30, 2012 compared to $5.2 million at December 31, 2011 primarily from funds received from growth in customer deposits of $4.7 million, sales, maturities, and other payments of investment securities of $20,000, and a redemption of Federal Home Loan Bank (FHLB) Stock of $221,000 partially offset by the repayment of FHLB advances of $2.1 million, the outflow of funds from an increase in net loans of $2.0 million, and increase in all other asset and liabilities of $841,000.

Total debt securities decreased from $7.07 million at December 31, 2011 to $7.05 million at September 30, 2012.  The net decrease of $20,000 or 0.28% was the result of sales and maturities of securities of $3.22 million and scheduled payments, net premium amortization, and the change in fair value of $567,000 partially offset by $3.76 million in purchases for the nine-month period ended September 30, 2012.

Total loans, net of unearned income, increased over the nine-month period ended September 30, 2012 by $2.1 million or 2.5% compared to December 31, 2011.  Total loans, net of unearned income, at September 30, 2012 were $89.0 million compared to $86.8 million at December 31, 2011.  Of the net increase, commercial real estate loans increased $2.7 million, loans secured by 1-4 family residential increased $1.5 million, multi-family real estate loans increased $392,000, non-real estate commercial loans increased $235,000, and home equity lines of credit increased $9,000.  This was partially offset by decreases in residential construction loans of $1.1 million, loans secured by 1-4 family residential held for sale of $850,000, consumer loans, not secured by real estate, of $753,000, and land loans of $27,000.

The allowance for loan losses increased from $245,000 at December 31, 2011 to $347,000 at September 30, 2012, an increase of $102,000 or 41.6%.  The net increase for the nine-month period consisted of $90,000 in provision for possible loan losses and $12,000 from net recoveries of loan balances charged off in prior years.

Total deposits at September 30, 2012 increased $4.7 million or 5.6% to $88.7 million compared to $83.9 million at December 31, 2011.  The net increase consisted of a $2.6 million increase in savings deposits, a $2.1 million increase in noninterest-bearing demand deposits, and a $1.3 million increase in time deposits partially offset by a $1.2 million decrease in money market deposits and a $139,000 decrease in interest-bearing demand deposits.

Total borrowings, primarily consisting of Federal Home Loan Bank advances, decreased to $1.8 million at September 30, 2012 from $3.9 million at December 31, 2011, a decrease of $2.1 million or 54.6%.

Total Stockholders’ Equity increased by $447,000 or 2.4% to $19.2 million at September 30, 2012 compared to $18.8 million at December 31, 2011.  The increase for the nine-month period primarily resulted from net income of $497,000, an increase in additional paid in capital of $179,000 from equity compensation, and the release of shares for the employee stock ownership plan of $25,000, offset by decreases of $213,000 from the purchase of common stock for the recognition and retention plan, $29,000 from the purchase of treasury stock, and $12,000 in accumulated other comprehensive income.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

Our net income was $234,000 for the three months ended September 30, 2012. This was a $30,000 or 14.7% increase over net income of $204,000 for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, our net income was $497,000, an increase of $5,000 or 1.0%, over net income of $492,000 for the nine months ended September 30, 2011.

Our total interest income was $1.38 million for the three months ended September 30, 2012, compared to $1.34 million for the three months ended September 30, 2011, a $40,000 or 3.0% increase.  The increase in interest income in the three-month period ended September 30, 2012 over the comparable period in 2011 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans, amounting to an increase of $139,000 in interest income.  This increase was offset by a decrease in the average rate earned on earning assets of 40 basis points to 5.37% for the quarter ended September 30, 2012 compared to 5.77% for the quarter ended September 30, 2011, amounting to a decrease in interest income of $99,000.

For the nine months ended September 30, 2012, interest income was $4.02 million compared to $3.78 million for the nine months ended September 30, 2011.  This was an increase of $237,000, or 6.3% for the year-to-date period comparison.  The increase in interest income in the nine-month period ended September 30, 2012 over the comparable period in 2011 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans, amounting to an increase of $498,000 in interest income.  This increase was offset by a decrease in the average rate earned on earning assets of 34 basis points to 5.32% for the nine months ended September 30, 2012 compared to 5.66% for the nine months ended September 30, 2011, amounting to a decrease in interest income of $261,000.

Our total interest expense was $159,000 for the three months ended September 30, 2012.  This was a decrease of $43,000, or 21.3%, compared to $202,000 of interest expense for the three months ended September 30, 2011.  The average rate paid on our interest-bearing liabilities decreased by 29 basis points to 0.78% for the quarter ended September 30, 2012 compared to 1.07% for the quarter ended September 30, 2011.  This reduction in rate resulted in a decrease in interest expense of $57,000 for the comparative quarters.  The decrease in rate was primarily due to reductions in the average rate paid on savings/money market deposits of 50 basis points, other borrowings of 24 basis points, time deposits of 19 basis points, and interest-bearing checking of 17 basis points.  The increase in the average balances of our interest-bearing liabilities resulted in an increase of interest expense of $14,000 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, our total interest expense was $499,000.  This was a decrease of $98,000, or 16.4%, compared to $597,000 of interest expense for the nine months ended September 30, 2011.  The average rate paid on our interest-bearing liabilities decreased by 27 basis points to 0.83% for the nine-month period ended September 30, 2012 compared to 1.10% for the nine-month period ending September 30, 2011.  This reduction in rate resulted in a decrease in interest expense of $162,000 for the comparative nine-month periods.  The decrease in rate was primarily due to reductions in the average rate paid on other borrowings of 88 basis points, savings/money market deposits of 41 basis points, time deposits of 22 basis points, and interest-bearing checking of 13 basis points.  The increase in the average balances of our interest-bearing liabilities resulted in an increase of interest expense of $64,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Our net interest income was $1.22 million for the quarter ended September 30, 2012 compared to $1.14 million for the quarter ended September 30, 2011.  This was an increase of $83,000, or 7.3%.  For the nine-month period ended September 30, 2012, net interest income was $3.52 million, which represents a $335,000, or 10.5% increase over the $3.18 million for the nine-month period ended September 30, 2011.  Our average interest rate spread decreased by 11 basis points to 4.59% for the three months ended September 30, 2012 over the second quarter of 2011, and our net interest margin decreased 15 basis points to 4.75% in the second quarter of 2012 compared to the second quarter of 2011.  For the nine months ended September 30, 2012, our average interest spread was 4.49% and our net interest margin was 4.66%, compared to 4.56% and 4.76%, respectively, for the first nine months of 2011.

Our provision for loan losses amounted to $30,000 for the quarter ended September 30, 2012, compared to $18,000 in provision for the quarter ended September 30, 2011.  For the nine-month period ended September 30, 2012, the provision for loan losses was $90,000 compared to $31,000 for the nine-month period ended September 30, 2011.  The increase in loan loss provision for the quarter and year-to-date periods in 2012 compared to 2011 was primarily due to a more conservative approach in assumptions for economic conditions, credit quality trends, and other qualitative factors as well as the general increase in commercial loans which may have a higher risk of loss.

Our loans, net of unearned income, increased by $2.1 million during the nine months ended September 30, 2012 from December 31, 2011, which included $70.9 million in loan originations, offset by sales of $28.5 million and repayments of loans of $40.2 million.  At September 30, 2012, our allowance for loan losses amounted to $347,000, or 0.39% of loans, net of unearned loan fees compared to $245,000, or 0.28% of loans, net of unearned loan fees, at December 31, 2011.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $348,000 at September 30, 2012, compared to $460,000 at December 31, 2011.  At September 30, 2012, our allowance for loan losses amounted to 99.71% of total non-performing loans compared to 53.26% of total non-performing loans at December 31, 2011.  There were $1,000 of loans charged-off during the nine months ended September 30, 2012, and recoveries amounted to $13,000.

Our total non-interest income amounted to $341,000 for the quarter ended September 30, 2012 compared to $250,000 for the quarter ended September 30, 2011, an increase of $91,000 or 36.4%.  The increase during the three-month period ended September 30, 2012 consisted primarily of increases in loan servicing fees of $58,000, service charges on deposits of $28,000, and other non-interest income and gain on sale of fixed assets of $17,000 and $1,000, respectively.  The increase was offset by an increase in the loss on sale of loans of $8,000 and a decrease in the gain on sale of available-for-sale securities of $5,000.

For the nine-month period ending September 30, 2012, total non-interest income was $867,000 compared to $765,000 for the nine-month period ended September 30, 2011, an increase of $102,000 or 13.3%.  The increase consisted primarily of increases in loan servicing fees of $174,000, service charges on deposit accounts of $52,000, and other non-interest income of $59,000.  The increase was partially offset by an increase in loss on the sale of loans of $44,000 and decreases in gain on sale of fixed assets and foreclosed assets of $135,000 and $4,000, respectively.

Our total non-interest expense increased by $137,000 or 12.8% to $1.21 million for the three months ended September 30, 2012, compared to $1.07 million for the three months ended September 30, 2011.  The primary reasons for the increase in non-interest expense were increases in salaries and benefits of $59,000, occupancy and equipment expense of $39,000, directors’ expense of $31,000, other operating expense of $30,000, audit and examination fees of $19,000, FDIC deposit insurance of $4,000, and data processing of $2,000.  The increases for the quarter were partially offset by decreases in legal and professional fees of $36,000 and office supplies of $11,000.   For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in audit and examination fees included increases in internal audit services and regulatory examination fees, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, and the increase in directors’ expense was due primarily to stock compensation expense compared to the same quarter of 2011.

For the nine-month period ending September 30, 2012, total non-interest expense increased by $392,000 or 12.3% to $3.58 million compared to $3.18 million for the nine-month period ended September 30, 2011.  The primary reasons for the increase in non-interest expense were increases in salaries and benefits of $284,000, occupancy and equipment expense of $85,000, directors’ expense of $79,000, audit and examination fees of $35,000, data processing of $18,000, advertising of $8,000, and other operating expense of $1,000.  The increases for the nine-month period were offset by decreases in legal and professional fees of $80,000, office supplies of $26,000, and FDIC deposit insurance of $8,000 and expense of foreclosed assets of $4,000.   For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, the increase in directors’ expense was due primarily to stock compensation expense, and the increase in audit and examination fees included an increase in internal audit services compared to the nine months ended September 30, 2011.

At September 30, 2012 and 2011, we had 37 and 33 full-time equivalent employees, respectively.

Income tax expense for the quarter ended September 30, 2012 amounted to $90,000, a decrease of $5,000 compared to $95,000 for the quarter ended September 30, 2011 resulting in effective tax rates of 27.8% and 31.8%, respectively.  For the nine months ended September 30, 2012, income tax expense amounted to $223,000 compared to $242,000 for the nine months ended September 30, 2011, a decrease of $19,000 resulting in effective tax rates for the comparative nine month periods of 31.0% and 33.0%, respectively.

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

	Quarter Ended September 30,
(Dollars in thousands)	2012			2011
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$90,137	$1,331	5.87%	$80,583	$1,304	6.44%
Debt Securities	6,409	43	2.67%	8,767	34	1.54%
Other earning assets	5,760	6	0.41%	3,068	2	0.26%

Total earning assets	102,306	1,380	5.37%	92,418	1,340	5.77%

Non-earning assets	8,650			11,122
Total Assets	$110,956			$103,540

Interest-bearing liabilities:
Interest-bearing checking	$15,793	$9	0.23%	$15,732	$16	0.40%
Savings & MMDA	27,524	50	0.72%	23,828	73	1.22%
Time deposits	35,711	94	1.05%	33,613	105	1.24%
Other borrowings	1,585	6	1.51%	1,814	8	1.75%

Total interest-bearing liabilities	80,613	159	0.78%	74,987	202	1.07%

Noninterest-bearing deposits	10,235			8,888
Other liabilities	1,021			1,003

Total Liabilities	91,869			84,878
Shareholders’ equity	19,087			18,662
Total Liabilities and
Shareholders’ Equity	$110,956			$103,540

Net Interest Income & Spread		$1,221	4.59%		$1,138	4.70%

Net Interest Margin(2)			4.75%			4.90%
Average earning assets to interest-bearing liabilities			126.91%			123.25%

1)
Loan interest income includes fee income of $44,000 and $62,000 for the three months ended September 30, 2012 and 2011, respectively. Average quarterly balance of loans includes average deferred loan fees of $63,000 and $82,000 for September 30, 2012 and 2011, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Nine Months Ended September 30,
(dollars in thousands)	2012			2011
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$87,581	$3,906	5.96%	$75,718	$3,659	6.45%
Debt Securities	6,694	100	2.00%	10,351	117	1.51%
Other earning assets	6,671	11	0.22%	3,200	4	0.17%

Total earning assets	100,946	4,017	5.32%	89,269	3,780	5.66%

Non-earning assets	8,702			11,119
Total Assets	$109,648			$100,388

Interest-bearing liabilities:
Interest-bearing checking	$15,918	$32	0.27%	$15,498	$46	0.40%
Savings & MMDA	27,223	160	0.79%	22,664	204	1.20%
Time deposits	34,798	289	1.11%	33,046	328	1.33%
Other borrowings	2,440	18	0.99%	1,357	19	1.87%

Total interest-bearing liabilities	80,379	499	0.83%	72,565	597	1.10%

Noninterest-bearing deposits	9,391			8,318
Other liabilities	981			955

Total Liabilities	90,751			81,838
Shareholders’ equity	18,897			18,550
Total Liabilities and
Shareholders’ Equity	$109,648			$100,388

Net Interest Income & Spread(2)		$3,518	4.49%		$3,183	4.56%
Net Interest Margin(3)			4.66%			4.76%
Average earning assets to interest-bearing liabilities			125.59%			123.02%

1)
Loan interest income includes fee income of $147,000 and $142,000 for the nine months ended September 30, 2012 and 2011, respectively. Average year-to-date balance of loans includes average deferred loan fees of $63,000 and $74,000 for September 30, 2012 and 2011, respectively. The average balance of non-accrual loans has been included in net loans.

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

At September 30, 2012, the Company had $758,000 in classified loans compared to $831,000 at December 31, 2011.  Of these loans, at September 30, 2012, $626,000 were accruing loans and $132,000 were non-accruing loans.  Total loans included in classified loans at September 30, 2012 that were evaluated for impairment was $132,000 compared to $15,000 evaluated for impairment and included in classified loans at December 31, 2011.  A loan “impairment” is a classification required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At September 30, 2012, we had $348,000 in non-performing loans.  This compares to $460,000 in non-performing loans at December 31, 2011.  Non-performing loans as a percentage of total loans at September 30, 2012 were 0.39% as compared to 0.53% at December 31, 2011.  There were no foreclosed assets at September 30, 2012 compared to $9,000 at December 31, 2011.

The Company charged off $1,000 of loan balances determined to be uncollectible during the quarter ended September 30, 2012 and had no recoveries of loan balances previously charged off.  For the nine-month period ended September 30, 2012, charge offs of loan balances totaled $1,000 and recoveries of loan balances previously charged off totaled $13,000.

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

During the three months ended September 30, 2012, we made a provision of $30,000 compared to $18,000 in provision for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, total provisions were $90,000 compared to $31,000 for the nine months ended September 30, 2011.  At September 30, 2012, the Company had $348,000 of non-performing loans compared to $34,000 at September 30, 2011.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $6.6 million at September 30, 2012.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2012, the Company had long-term advances from the Federal Home Loan Bank of Dallas in the amount of $350,000 and had $38.4 million in additional borrowing capacity available.  Additionally, at September 30, 2012, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million. There were no amounts purchased under this agreement as of September 30, 2012.

At September 30, 2012, the Company had outstanding loan commitments of $3.9 million to originate loans and $6.1 million of unfunded commitments under lines of credit.  At September 30, 2012, certificates of deposit, excluding IRAs, scheduled to mature in less than one year totaled $23.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At September 30, 2012, the Bank exceeded each of its capital requirements with ratios of 14.44%, 17.62% and 17.65%, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s purchase activity during the three-month period ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2012	-	$-	-	1,220
August 1-31, 2012	-	$-	-	1,220
September 1-30, 2012	-	$-	-	1,220

Total	-	$-	-	1,220

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

CENTURY NEXT FINANCIAL CORPORATION

Date: November 9, 2012	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Mark A. Taylor
Mark A. Taylor
Senior Vice President and Chief Financial Officer