Form 10-K
period 2012-12-31
CENTURY NEXT FINANCIAL Corp
filed 2013-03-26
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.                                                    YES  ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).                                                             YES  ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the 835,672 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $12.79 for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.7 million.  Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 21, 2013: 1,055,760

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CENTURY NEXT FINANCIAL CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Century Next Financial Corporation and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Century Next Financial Corporation and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Century Next Financial Corporation is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Century Next Financial Corporation will be engaged. Century Next Financial Corporation undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Lending Activities

General.  At December 31, 2012, the Company’s net loan portfolio amounted to $96.4 million, representing approximately 79.9% of its total assets at that date.  The Company’s principal lending activity is the origination of one- to four-family residential loans, commercial real estate loans and, to a lesser extent, commercial non-real estate loans, land, consumer non-real estate loans, multi-family loans, residential construction loans, and home equity lines of credit.  At December 31, 2012, one- to four-family residential loans, including loans held for sale, were $40.6 million or 41.9% of total loans, commercial real estate loans were $24.3 million or 25.1% of total loans, commercial loans were $9.1 million or 9.4% of total loans, land loans were $9.0 million or 9.3%, consumer non-real estate loans were $4.9 million or 5.0%, and multi-family residential loans were $4.7 million or 4.9% of the total loans.  Residential construction loans totaled $2.5 million or 2.6%, and home equity lines of credit were $1.7 million or 1.8% of total loans.

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

As a federally-chartered savings bank, Bank of Ruston is subject to a regulatory loans-to-one borrower limit.  As of December 31, 2012, Bank of Ruston’s loans-to-one borrower limit was $2.4 million.  At December 31, 2012, Bank of Ruston’s five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.3 million, $2.2 million, $2.1 million, and two at $1.8 million each.  Each of Bank of Ruston’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2012.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011
(In thousands)	Amount	%	Amount	%
Loans secured by real estate:
Residential 1-4 family - held for sale	$1,219	1.26%	$3,574	4.12%
Residential 1-4 family	39,380	40.68%	37,168	42.80%
Commercial	24,263	25.07%	15,142	17.44%
Multi-family	4,701	4.86%	4,703	5.42%
Land	8,980	9.28%	6,598	7.60%
Residential construction	2,553	2.64%	4,315	4.97%
Home equity lines of credit	1,714	1.77%	1,600	1.84%
Total	82,810	85.55%	73,100	84.19%
Commercial loans	9,115	9.42%	7,877	9.07%
Consumer loans, including overdrafts of $28 and $63	4,875	5.04%	5,854	6.74%
Total loans	96,800	100.00%	86,831	100.00%
Less: Allowance for loan losses	(374)		(245)
Net Loans	$96,426		$86,586

Origination of Loans.  The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our loan officers actively solicit new loans throughout our local market area. Written loan applications are taken by our loan officers or through submission to the Bank of Ruston website and reviewed by the loan committee of the board of directors. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan.  In accordance with its lending policy and loan underwriting standards, the Company obtains independent outside appraisals on its loans that exceed $250,000 for consumer-based loans and $1 million for commercial-based loans.  In-house appraisal valuations are permitted in the lending policy for consumer-based loans under $250,000 or loans with loan-to-value ratios lower than supervisory limits. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. We have entered into correspondent loan sales agreements with several mortgage companies to purchase most of our long-term fixed rate owner-occupied residential mortgage loan originations.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Loans up to our lending limit, which as of December 31, 2012 was $2.4 million, are approved by the loan committee of the Board of Directors currently consisting of Messrs. Denny, Ewing, Reneau, Rogers, Hogan, O’Neal, Walpole, and Thompson.  The Chief Executive Officer and Chief Credit Officer are both authorized to approve loans up to 5% of the Bank’s capital which amounted to a limit of $814,000 for each at December 31, 2012.  All loans in excess of $5,000 are reviewed weekly by the loan committee.  The senior loan officer is an ex officio non-voting member of the board loan committee and serves as chairman.  Exceptions for loan limits will be approved by management as authorized by the Board of Directors.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated. The loans sold, reflected in the table, all consist of one-to four-family residential loans.

	Year Ended December 31,
	2012	2011
(In thousands)
Residential 1-4 family real estate - held for sale	$35,476	$26,833
Residential 1-4 family real estate	20,138	15,050
Commercial real estate	17,949	7,712
Multi-family real estate	1,278	3,544
Land	7,339	5,571
Residential construction real estate	4,252	9,973
Home equity lines of credit	1,369	1,085
Commercial loans	8,534	8,864
Consumer loans	3,678	4,380
Total loan originations	100,013	83,012
Loans purchased	-	-
Loans sold	37,832	23,753
Loan principal repayments	52,212	44,245
Total loans sold and principal repayments	90,044	67,998
Net increase in total loans	$9,969	$15,014

Although federal laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Bank of Ruston concentrates its portfolio lending activity to its primary market area in Lincoln Parish, Louisiana and the surrounding area.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2012, before giving effect to the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	Due In
	1 year	Over 1 to	More than
	or less	5 years	5 years	Total
(In thousands)
Residential 1-4 family real estate	$6,060	$26,082	$8,457	$40,599
Commercial real estate	3,681	13,465	7,117	24,263
Multi-family real estate	104	3,162	1,435	4,701
Land	6,192	2,683	105	8,980
Residential construction real estate	2,553	-	-	2,553
Home equity lines of credit	280	1,434	-	1,714
Commercial loans	4,443	4,128	544	9,115
Consumer loans	1,352	3,320	203	4,875
Total	$24,665	$54,274	$17,861	$96,800

The following table shows the dollar amount of our loans at December 31, 2012, due after December 31, 2013, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	December 31, 2012
	Fixed	Variable	Total
(In thousands)
Residential 1-4 family real estate	$30,125	$4,414	$34,539
Commercial real estate	17,194	3,388	20,582
Multi-family real estate	1,418	3,179	4,597
Land	2,320	468	2,788
Residential construction real estate	-	-	-
Home equity lines of credit	1,434	-	1,434
Commercial loans	4,188	484	4,672
Consumer loans	3,523	-	3,523
Total	$60,202	$11,933	$72,135

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

One- to Four-Family Residential Real Estate Loans.  Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2012, $40.6 million or 41.9% of total loans consisted of one- to four-family residential loans originated for portfolio and held for sale, including both owner occupied and non-owner occupied properties.

It is our policy to originate loans as a first lien position on owner occupied residences up to the Bank’s legal lending limit, which at December 31, 2012, was $2.4 million.  We originate fixed rate loans with terms of 15 or 30 years, the majority of which we sell into the secondary market. The loans we originate for portfolio primarily consist of short-term fixed rate loans with terms of three to five years and principal due at stated maturity. Such loans are amortizing over 10-20 years and we generally expect that many such borrowers will refinance with Bank of Ruston at the end of the term as we provide a streamlined refinancing process for the loan. Our residential loan portfolio includes both owner occupied and non-owner occupied properties. All of our non-owner occupied properties are financed with short-term 3 to 5 year loans and have loan-to-value ratios of 75%. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property.  Exceptions to this policy may be approved by the management loan committee.

Our guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.

Commercial Real Estate.  As of December 31, 2012, loans secured by commercial real estate were $24.3 million, or 25.1% of total loans.  Although commercial real estate is generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers.  Our commercial real estate loans primarily consist of owner-occupied business and retail properties.

It is our current policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties.  As of December 31, 2012, our commercial loans are limited to our legal lending limit of $2.4 million to individual borrowers and related parties.  Commercial real estate(CRE) loans are limited to a maximum of 75% of the lesser of appraised value or purchase price and primarily have fixed-rates and terms up to five years, however, approximately 28.4% of the current balance of CRE loans have fixed rates and terms over five years.  We originate few adjustable rate commercial real estate loans.  If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use.  Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio.  Rate commitments are primarily limited to 5 years with adjustments thereafter based on a negotiated rate or spread relative to a market index.  Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.

Multi-family Residential Loans.  We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties.  At December 31, 2012, our multi-family residential loans totaled $4.7 million, or 4.9% of total loans.  Multi-family residential loans have loan-to-value ratios of 75% and terms up to five years.  We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.  Our policy requires multi-family residential loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.

Land Loans.  As of December 31, 2012, land loans were $9.0 million, or 9.3% of the total loan portfolio.  Land loans include land which has been acquired for the purpose of development, unimproved land and land acquired for agriculture or timber.  Our loan policy provides for loan-to-value ratios of 75% on improved land or land acquired for development and 65% for unimproved land loans.  Land loans are originated with fixed rates and terms up to five years.  Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by identifying secondary source of repayment for the land loan other than the sale of the collateral.  It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom we have a prior relationship.  Our policy requires land loans in excess of $250,000 to be reviewed on an annual basis with updated documentation.

Residential Construction Loans.  The Company originates residential construction loans with loan-to-value ratios of 75% to 90%, or up to 95% with exceptions, with a firm commitment or takeout letter from a mortgage lender which is sufficient to pay off the loan. A significant amount of our residential construction loans are to the primary owners of the property, although to a lesser extent, we also lend to builders in our local market area. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans.  At December 31, 2012, $2.6 million, or 2.6% of our total loan portfolio consisted of residential construction loans.

Home Equity Loans and Lines of Credit.  The Company originates second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes.  Second mortgage loans and home equity lines of credit are primarily extended when Bank of Ruston holds the first mortgage on the collateral and are generally limited to loan-to-value ratios of 80% or less. At December 31, 2012, $1.7 million, or 1.8% of our total loans consisted of home equity loans and lines of credit.

Commercial Business Loans. The Company originates commercial business loans secured by inventory and accounts receivable with terms up to five years.  Our commercial business loans are to various types of business, including manufacturing, retail and service industries. Loan-to-value ratios for inventory range from 50% to 75% depending on the type and expected life.  Accounts receivable have loan-to-value ratios between 50% to 75% depending on the type of credit. At December 31, 2012, $9.1 million, or 9.4% of our total loan portfolio consisted of commercial business loans.

Consumer Non-real estate Loans.  The Company originates consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans.  The consumer loans offered by Bank of Ruston consist of loans secured by deposit accounts with Bank of Ruston, automobile loans and other chattels such as boats, motor homes, trailers and consumer rubber tire tractors.  Bank of Ruston will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2012, our consumer loans totaled $4.9 million, or 5.0% of total loans.

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

As required under OCC guidelines, a loan is placed on non-accrual status when the following conditions occur: 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

Real estate acquired by Bank of Ruston as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold.  The Company did not have any other real estate owned at December 31, 2012 or 2011 but had no other foreclosed assets other than real estate at December 31, 2012 and $9,000 at December 31, 2011.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2012				December 31, 2011
	30-89 Days		90 Days or more		30-89 Days		90 Days or more
(In thousands)	Number	Balance	Number	Balance	Number	Balance	Number	Balance

Loans secured by real estate:
Residential 1-4 family	4	$219	-	$115	14	$1,042	1	$212
Commercial	-	-	1	2	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-
Land	-	-	-	-	2	59	2	247
Residential construction	-	-	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-	-	-
Totals by loans secured by real estate	4	219	1	117	16	1,101	3	459
Commercial and industrial loans	1	18	-	-	-	-	-	-
Consumer loans	7	70	2	16	11	62	1	1
Total delinquent loans	12	$307	3	$133	27	$1,163	4	$460

Delinquent loans to total net loans		0.32%		0.14%		1.34%		0.53%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, and other foreclosed assets at the dates indicated. We did not have any other real estate owned or troubled debt restructurings at any of the dates indicated.

	Year Ended December 31,
(In thousands)	2012	2011
Non-accruing loans:
Residential 1-4 family real estate	$115	$-
Commercial real estate	-	-
Multi-family real estate	-	-
Land	-	14
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	-
Consumer loans	13	1
Total	128	15
Accruing loans 90 days or more past due
Residential 1-4 family real estate	$-	$212
Commercial real estate	2	-
Multi-family real estate	-	-
Land	-	233
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	-
Consumer loans	3	-
Total	5	445
Total non-performing loans	$133	$460
Other foreclosed assets(1)	-	9
Total non-performing assets	$133	$469

Total non-performing loans as a percentage of net loans	0.14%	0.53%
Total non-performing loans as a percentage of total assets	0.11%	0.43%
Total non-performing assets as a percentage of total assets	0.11%	0.44%

(1)       Other foreclosed assets consist solely of small motor vehicles.

For the year ended December 31, 2012, gross interest income of $9,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. No interest income was recorded on non-accruing loans during the year ended December 31, 2012.

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

At December 31, 2012, the Company had $138,000 of assets classified substandard and no assets classified doubtful or loss. Non-performing loans at December 31, 2012, included $128,000 of classified assets, for which there was no related allowance for loan loss. The Company had an additional $399,000 of assets designated as special mention at December 31, 2012.

Allowance for Loan Losses.  At December 31, 2012, the Company’s allowance for loan losses amounted to $374,000.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  Bank of Ruston is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial loans to known borrowers in our market area.  The Company’s management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Bank of Ruston might sustain on them.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	Year Ended December 31,
(In thousands)	2012	2011

Total loans outstanding at end of period	$96,800	$86,831
Average loans outstanding	88,474	77,908
Allowance for loan losses, beginning of period	245	204
Provision for loan losses	120	56
Charge-offs:
Residential 1-4 family real estate	-	-
Commercial real estate	-	(10)
Multi-family real estate	-	-
Land	-	(10)
Residential construction real estate	-	-
Home equity lines of credit	-	-
Commercial loans	-	-
Consumer loans	(5)	-
Total charge-offs	(5)	(20)
Recoveries of loans previously charged-off	14	5
Allowance for loan losses, end of period	$374	$245
Allowance for loan losses as a percent of total loans	0.39%	0.28%
Allowance for loan losses as a percent of non-performing loans	281.20%	53.26%
Ratio of net charge-offs to average loans outstanding	-0.01%	0.02%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2012		2011
		Category		Category
	Amount of	as a % of	Amount of	as a % of
(In thousands)	Allowance	Loans	Allowance	Loans

Residential 1-4 family	$158	41.94%	$118	46.92%
Commercial	96	25.07%	43	17.44%
Multi-family	16	4.86%	12	5.42%
Land	30	9.28%	16	7.60%
Residential construction	11	2.64%	11	4.97%
Home equity lines of credit	6	1.77%	4	1.84%
Commercial and industrial loans	39	9.42%	25	9.07%
Consumer loans	18	5.04%	16	6.74%
Total	$374	100.00%	$245	100.00%

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

At December 31, 2012, the market value of our investment securities portfolio, consisting of both debt and equity securities, amounted to $6.9 million, or 5.7% of total assets at such date. The largest component of our total securities portfolio was Government-sponsored agency or enterprise securities, which amounted to $3.3 million or 47.5% of the securities portfolio at December 31, 2012. Mortgage-backed securities amounted to $1.6 million or 23.5%, and state and municipal securities amounted to $1.4 million or 20.8% of total securities, respectively, at December 31, 2012.  The remainder of our securities portfolio amounting to $562,000 or 8.1% of the portfolio at December 31, 2012 was equity securities consisting of FHLB and correspondent bank stock and $6,000 in U.S. Government agency bonds.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.

At December 31, 2012, we had total gross unrealized gains of $106,000 and $7,000 in gross unrealized losses on our investment securities portfolio. Such unrealized gains and losses reflect increases and decrease in market value of securities as a result of changes in market rates of interest.

Management classifies debt securities as available for sale, held to maturity, or trading, at the time of acquisition.  Debt securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2012, we had $5.0 million of debt securities classified as available for sale, $1.3 million of debt securities classified as held to maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At December 31, 2012, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

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

	December 31,
	2012		2011
	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value
Securities Available-for-Sale:
U.S. Government agency	$6	$6	$7	$6
Government-sponsored enterprises	3,200	3,197	3,628	3,651
State and municipal	230	232	270	273
Mortgage-backed securities	1,535	1,626	2,929	3,041
Total Available-for-Sale Securities	4,971	5,061	6,834	6,971
Securities Held-to-Maturity:
U.S. Government agency	$83	$83	$99	$99
State and municipal	1,193	1,202	-	-
Total Held-to-Maturity Securities	1,276	1,285	99	99
Total debt securities	6,247	6,346	6,933	7,070
FHLB Stock	242	242	281	281
Other equity investments	320	320	320	320
Total equity securities	562	562	601	601
Total debt and equity securities	$6,809	$6,908	$7,534	$7,671

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average and tax-equivalent yields for each range of maturities at December 31, 2012.

	Amounts at December 31, 2012, Maturing In
			Over 5
	1 year or	Over 1 year	years to 10	Over 10
(In thousands)	less	to 5 years	years	years	Total
Securities Available-for-Sale, at fair value:
U.S. Government agency	$-	$-	$6	$-	$6
Government-sponsored enterprises	-	-	-	3,197	3,197
State and municipal	-	232	-	-	232
Mortgage-backed securities	-	18	10	1,598	1,626
Total Available-for-Sale Securities	$-	$250	$16	$4,795	$5,061
Weighted-average yield		4.28%	1.53%	3.07%	3.12%
Tax-equivalent yield at 34% tax rate		6.44%	1.53%	3.07%	3.23%
Securities Held-to-Maturity at amortized cost:
U.S. Government agency	$-	$67	$16	$-	$83
State and municipal	-	-	-	1,193	1,193
Total Held-to-Maturity Securities	$-	$67	$16	$1,193	$1,276
Weighted-average yield		1.61%	1.45%	3.06%	2.96%
Tax-equivalent yield at 34% tax rate		1.61%	1.45%	4.63%	4.43%
Total debt securities	$-	$317	$32	$5,988	$6,337
Weighted-average yield		3.72%	1.49%	3.06%	3.09%
Tax-equivalent yield at 34% tax rate		5.43%	1.49%	3.38%	3.47%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
(In thousands)	2012	2011
Fixed-rate:
Available-for-sale, at fair value	$-	$956
Held-to-maturity	-	-
Total fixed-rate	-	956
Adjustable-rate:
Available-for-sale, at fair value	1,626	2,085
Held-to-maturity	-	-
Total adjustable-rate	1,626	2,085
Total mortgage-backed securities	$1,626	$3,041

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

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations.  The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	Year Ended December 31,
	2012		2011

(Dollars in thousands)	Amount	%	Amount	%
Time deposits:
0.00% - 0.99%	$19,138	20.22%	$5,614	6.69%
1.00% - 1.99%	15,354	16.22%	26,967	32.13%
2.00% - 2.99%	766	0.81%	759	0.90%
3.00% - 3.99%	480	0.51%	480	0.57%
Total time deposits	$35,738	37.76%	$33,820	40.29%

Demand and savings:
Noninterest-bearing demand deposits	$12,439	13.14%	$8,323	9.92%
Interest-bearing demand deposits	17,852	18.86%	15,892	18.93%
Money market	10,456	11.05%	11,711	13.95%
Savings	18,149	19.18%	14,193	16.91%
Total demand and savings	$58,896	62.24%	$50,119	59.71%
Total deposits	$94,634	100.00%	$83,939	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
Interest-bearing demand and savings:
Interest-bearing demand deposits	$15,971	$43	0.27%	$15,508	$62	0.40%
Money market	11,440	64	0.56%	9,849	98	1.00%
Savings	15,941	147	0.92%	13,507	183	1.35%
Time deposits	35,010	378	1.08%	33,375	433	1.30%
Total demand and savings	78,362	632	0.81%	72,239	776	1.07%
Noninterest-bearing demand deposits	9,593	-		8,341	-
Total deposits	$87,955	$632	0.72%	$80,580	$776	0.96%

The following table presents the amount of time deposits at December 31, 2012 by interest rate categories and maturities.

	Balance at December 31, 2012
	Maturing in the 12 Months Ending December 31,
(In thousands)	2013	2014	2015	Thereafter	Total
Time deposits:
0.00% - 0.99%	$18,171	$967	$-	$-	$19,138
1.00% - 1.99%	10,224	5,120	-	10	15,354
2.00% - 2.99%	587	179	-	-	766
3.00% - 3.99%	350	-	130	-	480
Total time deposits	$29,332	$6,266	$130	$10	$35,738

The following table shows the maturities of our time deposits of $100,000 or more at December 31, 2011 by time remaining to maturity.

	At December 31, 2012
		Weighted
Quarter Ending:	Amount	Average Rate
March 31, 2013	$4,725	1.19%
June 30, 2013	3,997	1.12%
September 30, 2013	3,389	1.44%
December 31, 2013	3,125	1.17%
After December 31, 2013	2,919	1.64%
Total	$18,155	1.24%

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

As of December 31, 2012, the Company was permitted to borrow up to an aggregate total of $39.1 million from the Federal Home Loan Bank of Dallas.  The Company had Federal Home Loan Bank advances outstanding at December 31, 2012 of $4.8 million.  Additionally, at December 31, 2012, Bank of Ruston was a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million.  There were no amounts purchased under this agreement as of December 31, 2012.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase.  Repurchase agreements are contracts for the sale of securities owned or borrowed by Bank of Ruston, with an agreement to repurchase those securities at an agreed upon price and date.  We use repurchase agreements as an investment vehicle for our commercial sweep checking product.  We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement.  Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer.  At December 31, 2012, our securities repurchase agreements amounted to $778,000 and all of such borrowings were short-term, having maturities of one year or less.  The average balance of our securities sold under repurchase agreements for the year ended December 31, 2012 was $1.2 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2012	2011
FHLB advances and other borrowings:
Average balance outstanding	$2,506	$1,933
Maximum amount outstanding at any month-end during the period	5,618	3,883
Balance outstanding at end of period	5,618	3,883
Average interest rate during the period	1.00%	1.29%
Weighted average interest rate at end of period	0.45%	0.56%

Subsidiaries

At December 31, 2012, Century Next Financial had one subsidiary, Bank of Ruston.

Total Employees

Bank of Ruston had 36 full-time and two part-time employees at December 31, 2012. None of these employees are represented by a collective bargaining agreement, and Bank of Ruston believes that it enjoys good relations with its personnel.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision (the “OTS”), the former regulator of Century Next Financial and the Bank of Ruston, were transferred to other federal financial institution regulatory agencies on July 21, 2011.  See “– Recently Enacted Regulatory Reform.”  As of the transfer date, all of the regulatory functions related to Bank of Ruston that were under the jurisdiction of the OTS were transferred to the OCC.  In addition, as of that same date, all of the regulatory functions related to Century Next Financial, as a savings and loan holding company that were under the jurisdiction of the OTS, were transferred to the FRB.

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

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

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

●
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote are now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

Recent Regulatory Capital Proposals

The Federal Reserve and the OCC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords.  The two NPRs discussed below concern capital issues of significant importance to Bank of Ruston and, under certain circumstances, Century Next Financial.  The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement.  Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement.  Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR.  The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk.  The proposed changes in the two NPRs would be applicable to Bank of Ruston and Century Next Financial.

The comment period for these NPRs ended on October 22, 2012.  Since Basel III was intended to be implemented beginning January 1, 2013 the regulators intended to finalize the rules by that date.  However, on November 9, 2012, the federal agencies that proposed the NPRs, including the Federal Reserve and the OCC, announced that they did not expect that any of the proposed rules would become effective on January 1, 2013.  Moreover, the announcement did not indicate the likely new effective date.

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

Regulation of Bank of Ruston

General. Bank of Ruston is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator and the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  The unlimited deposit insurance for non-interest bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage was considered under the risk-based assessment system).  Under the unsecured debt program, the FDIC’s guarantee expired on the earlier of the maturity date of the debt or December 31, 2012.  Bank of Ruston did not participate in the temporary liquidity guarantee program.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  The Bank had no intangible assets at December 31, 2012.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of Ruston’s regulatory capital.

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

At December 31, 2012, Bank of Ruston exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 13.44%, 13.44% and 16.66%, respectively.

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

Capital Category	Total Risk-based Capital	Tier 1 Risk-based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

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

At December 31, 2012, Bank of Ruston was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.  See Note 6 “Regulatory Capital” in Item 8 of this Form 10-K.

Capital Distributions. The FRB and OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of common or preferred stock or retire any part of a debt instrument included in its regulatory capital; or (3) the savings institution is a subsidiary of a saving and loan holding company and the proposed capital distribution is not a cash dividend. If a savings institution, such as Bank of Ruston, that is the subsidiary of a stock saving and loan holding company, has filed a notice with the FRB for a cash dividend and it is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution is only required to provide an informational copy to the OCC of the notice filed with the FRB, at the same time that it is filed with the FRB.

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

Currently, the OCC QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  To be a QTL under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

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

Any company that controls a savings institution that is not a QTL must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At December 31, 2012, Bank of Ruston met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Bank of Ruston currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2012, was in compliance with the above restrictions.

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities.  Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  Bank of Ruston has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. Bank of Ruston is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2012, Bank of Ruston had Federal Home Loan Bank advances of $4.8 million and $39.1 million available on its credit line with the Federal Home Loan Bank.

As a member, Bank of Ruston is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 0.05% of its total assets plus 4.10% of any advance balance outstanding.  At December 31, 2012, Bank of Ruston had $242,000 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank.  At December 31, 2012, Bank of Ruston had met its reserve requirement.

TAXATION

Federal Taxation

General. Century Next Financial and Bank of Ruston are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of Ruston’s federal income tax returns for taxable years through December 31, 2007 have been closed for purposes of examination by the Internal Revenue Service.  Bank of Ruston is not subject to state income tax.

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

At December 31, 2012, the total federal pre-1988 reserve was approximately $1.2 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of Ruston for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2012, Bank of Ruston had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

Century Next Financial is subject to the Louisiana Corporation Income Tax based on our parent only Louisiana taxable income excluding any earnings of our subsidiary, Bank of Ruston.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  Century Next Financial had no taxable income for the year ended December 31, 2012 subject to Louisiana Corporate Income Tax.

Bank of Ruston is subject to the Louisiana Shares Tax which is imposed on the assessed value of Bank of Ruston’s capital.  The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.  The Louisiana Shares Tax paid by Bank of Ruston was $69,000 for December 31, 2012.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Properties

The Company conducts business from Bank of Ruston’s main office, one full-service banking office, and an administrative office.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2012.

			Net Book
		Date of Lease	Value of	Amount of
Description/Address	Leased/Owned	Expiration	Property	Deposits

Main Office:
505 North Vienna Street	Owned	N/A	$1,562	$85,856
Ruston, Louisiana 71270

Branch Office:
2109 Farmerville Highway	Owned	N/A	1,530	8,778
Ruston, Louisiana 71270

Administrative Office:
100 East Carolina Avenue	Leased	11/30/2015	128	-
Ruston, Louisiana 71270

Total			$3,220	$94,634

Item 3.  Legal Proceedings.

The Company is not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of Ruston.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Century Next Financial’s common stock is quoted on the OTC Bulletin Board under the symbol “CTUY”.  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on October 1, 2010.  As of December 31, 2012, there were 1,055,760 shares of common stock outstanding, held by approximately 205 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low price information for Century Next Financial’s common stock for each quarter ended for December 31, 2012 and 2011, respectively.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Information relating to historical price quotations has been obtained from the Nasdaq Stock Market, Inc.  The Company has not declared or paid cash dividends.

	High	Low
Year Ended December 31, 2012
First quarter	$14.00	$12.60
Second quarter	13.00	12.45
Third quarter	13.50	12.55
Fourth quarter	13.50	12.95

Year Ended December 31, 2011
First quarter	$13.50	$11.00
Second quarter	18.00	13.50
Third quarter	16.85	14.00
Fourth quarter	14.50	13.60

The information for all equity compensation plans is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)           Purchases of Equity Securities.

The following presents the Company’s purchase activity during the fourth quarter ended December 31, 2012:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs (1)
October 1-31, 2012	-	$-	-	1,220
November 1-30, 2012	-	$-	-	1,220
December 1-31, 2012	-	$-	-	1,220

Total	-	$-	-	1,220

Notes to this table:

(1)
The Company’s 2011 Recognition and Retention Plan was authorized to purchase up to a maximum of 42,320 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on September 30, 2010, as disclosed in the Company’s prospectus dated August 11, 2010, and announced by press release on May 17, 2011.

Item 6.  Selected Financial Data.

Set forth below is selected summary historical financial and other data of Century Next Financial Corporation.  We have prepared this information using the financial statements of Century Next Financial and its subsidiary, Bank of Ruston for the two years ended December 31, 2012.  When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data:	At December 31,
(data in thousands, except per share data)	2012	2011
Total Assets	$120,648	$107,418
Cash and cash equivalents	9,175	5,200
Securities available-for-sale	5,061	6,971
Securities held-to-maturity	1,276	99
FHLB stock and other investments	562	601
Total net loans	96,426	86,586
Total deposits	94,634	83,939
Short-term borrowings including FHLB Advances	5,278	3,502
Long-term borrowings - FHLB Advances	340	381
Total equity	19,420	18,762

	For the Year Ended
	December 31,
	2012	2011
Selected Operating Data:
Interest income	$5,428	$5,110
Interest expense	657	801
Net interest income before provision for loan losses	4,771	4,309
Provision for loan losses	120	56
Net interest income after provision for loan losses	4,651	4,253
Non-interest income	1,152	1,014
Non-interest expense	4,846	4,427
Income before income taxes	957	840
Income taxes	301	206
Net income	$656	$634

	At or For the Year Ended
	December 31,
	2012	2011
Select Operating Ratios:(1)
Average yield on interest-earning assets	5.33%	5.49%
Average rate on interest-bearing liabilities	0.81%	1.08%
Average interest rate spread (2)	4.52%	4.41%
Net interest margin (2)	4.69%	4.63%
Average interest-earning assets to average interest-bearing liabilities	125.86%	125.55%
Net interest income after provision for loan losses to non-interest expense	95.98%	96.07%
Total non-interest exepnse to average assets	4.38%	4.34%
Efficiency ratio(3)	81.82%	83.17%
Return on average assets	0.59%	0.62%
Return on average equity	3.45%	3.41%
Average equity to average assets	17.22%	18.23%

Asset Quality Ratios:(4)
Non-performing loans as a percent of total net loans(5)	0.14%	0.53%
Non-performing assets as a percent of total assets(5)	0.11%	0.44%
Allowance for loan losses to total loans	0.39%	0.28%
Allowance for loan losses as a percent of non-performing loans	281.20%	53.26%
Net charge-offs to average total loans	-0.01%	0.02%

Capital Ratios:(6)
Tier 1 capital ratio	13.44%	14.19%
Tier 1 risk-based capital ratio	16.60%	18.35%
Total risk-based capital ratio	16.66%	18.26%

Other Data:
Banking offices	2	2

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

We sell a substantial amount of our long-term, fixed rate single-family residential mortgage loans into the secondary market, although we also retain some of such loans for portfolio.  As in 2011, we have emphasized commercial real estate lending which increased from $15.1 million at December 31, 2011 to $24.3 million at December 31, 2012. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, and commercial business.  Our loans are primarily funded by a mix of deposit types including 62.2% demand and savings and 37.8% time deposits, both as a percent of total deposits, and other borrowings including FHLB advances.  Loan growth for 2012 was funded by a combination of use of excess interest-bearing deposits in banks, proceeds from investment sales and maturities, deposit growth, which consisted primarily of growth in money market and savings accounts, and FHLB advances.  For the year ended December 31, 2012, total deposits grew by 12.7% or $10.7 million to $94.6 million from $83.9 million at December 31, 2011. We had borrowings from the Federal Home Loan Bank of Dallas at December 31, 2012 and 2011 of $4.8 million and $3.4 million, respectively.  We anticipate that deposits will be a primary source of funding for our assets in the near term.  However, we will strive to utilize the funding source with the lowest cost to improve our net interest margin.

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

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution.  Below are certain of the highlights of our business strategy:

●
Growing Our Loan Portfolio.  We plan to expand our origination of commercial real estate loans secured by owner-occupied commercial real estate and investment real estate with strong guarantor support.  We plan to continue to emphasize originating short-term one-to-four family residential loans for portfolio and selling a significant amount of our one-to four-family residential loans having longer terms into the secondary market. We plan to build on our banking relationships with small- and medium-sized businesses in our local market area. As a local community bank with a senior management team that has significant commercial banking experience in Lincoln Parish and the contiguous communities, Bank of Ruston is positioned to more effectively meet the commercial banking needs of local businesses that are currently underserved by larger financial institutions that place more of an emphasis on developing large commercial banking relationships. Bank of Ruston’s ability to provide small- and medium-sized commercial banking customers with local decision-making and superior service will be a core marketing focus in competing for commercial real estate loans and deposits. We will continue to pursue residential lending which we expect will also be a potential source of core deposit growth in our local market and originating loans throughout the state of Louisiana.

●
Growing our Retail Core Deposits. We plan to grow our retail deposits by emphasizing transactional deposit accounts. According to the market share report of the FDIC, as of June 30, 2012, the most recent date for which information is available, Bank of Ruston had 9.7% of the market in Lincoln Parish which was the third largest following one bank that operates nationally and two regional banks. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and developing more of a sales culture in the branches. Advertising, promotions and offering attractive rates on certain transaction accounts may also be utilized as means to increase retail core deposits.

●
Maintaining High Asset Quality.  We continue to maintain high levels of asset quality.  At December 31, 2012, we had $133,000 of non-performing assets consisting solely of non-performing loans.  There were no other foreclosed assets.  We attribute our high asset quality to our prudent and conservative underwriting practices, which include low loan-to-value ratios, personal guarantees, cross collateralization and tailoring loan terms for the individual customer. We intend to maintain high asset quality as we grow Bank of Ruston.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets increased $13.2 million, or 12.3%, to $120.6 million at December 31, 2012 compared to $107.4 million at December 31, 2011.  This increase was primarily due to increases in net loans of $9.8 million and cash and cash equivalents of $4.0 million offset primarily by a decrease in investment securities of $733,000.

Cash and cash equivalents increased $4.0 million or 76.4% to $9.2 million at December 31, 2012 compared to $5.2 million at December 31, 2011 primarily from utilization of excess funds for loan growth.

Investment securities decreased $733,000, or 10.4% to $6.3 million at December 31, 2012 from $7.1 million at December 31, 2011. The decrease in investment securities was due to sales and maturities of debt securities to assist in funding loan growth during 2012.

Net loans, including loans held for sale, increased $9.8 million or 11.4% at December 31, 2012 compared to December 31, 2011.  The increase in net loans was due primarily to an increase in commercial real estate loans of $9.1 million, land loans of $2.4 million, commercial business loans of $1.2 million, and home equity lines of credit of $114,000.  The increase was offset by decreases in residential construction loans of $1.8 million, consumer non-real estate loans of $979,000, one-to-four family residential loans of $143,000, and multi-family loans of $2,000.  The decrease in one-to-four family residential loans was due to a $2.4 million decrease in loans held for sale at yearend primarily reflecting a decrease in receivable from correspondent banks as originations of loans held for sale increased in 2012. The increases in the various loan categories were due primarily to new customer development.

Premises and equipment, net of accumulated depreciation, accrued interest receivable, and other assets increased by $187,000 or 2.4% to $8.1 million at December 31, 2012 compared to $8.0 million at December 31, 2011.   The increase was due primarily to an increase in other assets of $321,000, an increase in accrued interest receivable of $55 offset by decreases in premises and equipment and other foreclosed assets of $189,000.

Total deposits increased by $10.7 million or 12.7% to $94.6 million at December 31, 2012 compared to $83.9 million in deposits at December 31, 2011.  The increase was due to increases in noninterest-bearing deposits of $4.1 million, savings deposits of $4.0 million, interest-bearing demand deposits of $2.0 million, and time deposits of $1.9 million.  Money market deposits decreased by $1.3 million.  The increases in noninterest-bearing and savings deposits were due primarily to new customer development.

Other borrowings increased $1.7 million or 44.7% to $5.6 million at December 31, 2012 compared to $3.9 million at December 31, 2011, due primarily to an increase in FHLB advances to assist in funding loan growth.

Other liabilities, which include advances from borrowers for insurance and taxes, accrued interest payable, and other liabilities, increased $142,000 or 17.0% to $976,000 at December 31, 2012 compared to $834,000 at December 31, 2011.

Total shareholders’ equity increased $658,000 or 3.5% to $19.4 million at December 31, 2012 compared to $18.8 million at December 31, 2011.  The increase was primarily due to net income for the year ended December 31, 2012 of $656,000, an increase in additional paid-in capital from equity-based compensation accruals of $241,000, and a decrease in the contra balance of unearned ESOP shares resulting in an increase to equity of $33,000.  The increase was offset by decreases in equity from the purchase of shares for the Recognition and Retention Plan, an equity-based compensation plan, of $213,000, unrealized gain on available-for-sale debt securities, net of tax, included in accumulated other comprehensive income of $30,000, and the purchase of treasury stock of $29,000.  The purchase of treasury stock was the result of the sale of shares by participants in the Recognition and Retention Plan to pay for taxes due upon issuance of the vested shares.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, our net income was $656,000, a increase of $22,000 or 3.5% compared to net income of $634,000 for the year ended December 31, 2011.  The change in net income year over year consisted of an increase in net interest income after loan loss provision of $398,000 and an increase in non-interest income of $138,000. These increases were offset by an increase in non-interest expense of $419,000 and an increase in the provision for income taxes of $95,000.

Interest income increased by $318,000, or 6.2%, to $5.4 million for the year ended December 31, 2012 compared to $5.1 million for the year ended December 31, 2011.  The increase year over year in interest income was primarily due to increases of $303,000 in interest income from loans and interest income from debt securities and other earning assets of $15,000.  The increase in loan interest income was due to a $10.6 million or 13.6% increase in the average loan balance outstanding for 2012 compared to 2011 partially offset by a 16 basis point decline in the average yield earned on loans.  The increase in interest income from debt securities and other earning assets was due primarily to an increase in the average yield of 26 basis points in 2012 compared to 2011 offset by a decrease in the average balances of $1.9 million or 12.5%.

Interest expense decreased by $144,000, or 18.0%, to $657,000 for the year ended December 31, 2012 compared to $801,000 for the year ended December 31, 2011 primarily as a result of a decrease in the average rate paid on interest-bearing liabilities of 27 basis points to 0.81% in 2012 compared to 1.08% in 2011.  The decrease in the average rate paid on time deposits of 22 basis points is due to time deposit maturities during the year that renewed at a lower rate.  Interest expense on interest-bearing checking, savings, and money market deposits and other borrowings decreased by $89,000 or 30 basis points due primarily to the reduction of the average rate paid from 0.90% for 2011 compared to 0.61% for 2012.

Net Interest Income.  Net interest income amounted to $4.8 million for the year ended December 31, 2012 compared to $4.3 million for the year ended December 31, 2011.  The $462,000 or 10.7% increase was primarily due to an increase in interest income from loans of $303,000, due primarily to loan growth, and a decrease in interest expense on deposits of $144,000 from declining deposit rates.

The average interest rate spread increased to 4.52% for the year ended December 31, 2012 from 4.41% for the year ended December 31, 2011 while average interest-earning assets increased to $101.8 million from $93.1 million during the same periods.  Average interest-earning assets to average interest-bearing liabilities increased to 125.86% for the year ended December 31, 2012 from 125.55% for the year ended December 31, 2011.  The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities to 0.81% in fiscal 2012 from 1.08% in fiscal 2011 compared to a decrease in the average yield on interest earning assets to 5.33% in 2012 from 5.49% in 2011.  Net interest margin increased 6 basis points to 4.69% from 4.63% at December 31, 2012 and 2011, respectively, primarily due to a decrease of 27 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 16 basis points in the average yield on interest-earning assets for the periods.

For more information regarding the effect of volume and rates on interest income and interest expense, see the “Volume/Rate Analysis” section further in this Form 10-K document.

Provision for Loan Losses.  Provision for loan losses increased by $64,000 or 114.3% to $120,000 for the year ended December 31, 2012 as compared to $56,000 for the year ended December 31, 2011.  The increase in provision for 2012 was due primarily to loan growth in 2012 and adjustments to economic and other qualitative factors in the allowance for loan and lease loss calculation.

Non-Interest Income.  Non-interest income, which includes fees and service charges, realized gains and losses on investments and other non-interest income, amounted to $1.15 million for the year ended December 31, 2012, an increase of $138,000 or 13.6% compared to non-interest income of $1.01 million for the year ended December 31, 2011.  The increase was due to a $235,000 increase in loan servicing fees, an increase of $71,000 in service charges on deposit accounts, and an increase of $5,000 in gain on sales of available-for-sale securities offset by decreases of $126,000 in gain on sale of fixed assets, $11,000 in other income, $4,000 in gain on sale of foreclosed assets and an increase in the loss on sale of loans of $32,000.

Non-Interest Expense.  Non-interest expense increased by $419,000 or 9.5% to $4.8 million for the year ended December 31, 2012 as compared to $4.4 million through the same period in 2011.  The increase was primarily due to an increase in compensation expense of $326,000, an increase in occupancy and equipment expense of $95,000, an increase in audit and examination fees of $58,000, an increase in directors’ expense of $53,000, an increase in advertising of $16,000, and an increase in other operating expense of $15,000.  These increases were partially offset by decreases in legal and professional of $89,000, office supplies of $27,000, data processing of $21,000, and various other expense items of $7,000.  Year over year, the increase in compensation expense was due mainly to normal salary increases and stock-based compensation expense, the increase in occupancy and equipment expense consists mainly of full year recognition of depreciation on new equipment, the increase in audit and examination fees was due to internal audit fees and OCC examination fees, the increase in directors’ expense consists mainly of full year recognition of expense from stock-based compensation.  The decrease in legal and professional expense was primarily from streamlining of regulatory reporting functions and assumption of more duties by bank staff.

Income Tax Expense.  Income tax expense for the year ended December 31, 2012 amounted to $301,000, an increase of $95,000 compared to $206,000 for the year ended December 31, 2011 resulting in effective tax rates of 31.5% and 24.5%, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Years Ended December 31,
(dollars in thousands)	2012			2011
	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets:
Loans (1)	$88,474	$5,258	5.94%	$77,908	$4,955	6.36%
Debt Securities	6,951	157	2.26%	9,568	149	1.56%
Other earning assets	6,358	13	0.20%	5,649	6	0.11%

Total earning assets	101,783	5,428	5.33%	93,125	5,110	5.49%

Non-earning assets	8,742			8,966

Total Assets	$110,525			$102,091

Interest-bearing liabilities:
Interest-bearing checking	$15,971	$43	0.27%	$15,508	$62	0.40%
Savings & MMDA	27,382	211	0.77%	23,356	281	1.20%
Time deposits	35,010	378	1.08%	33,375	433	1.30%
Other borrowings	2,506	25	1.00%	1,933	25	1.29%

Total interest-bearing liabilities	80,869	657	0.81%	74,172	801	1.08%

Noninterest-bearing deposits	9,593			8,341
Other liabilities	1,029			968

Total Liabilities	91,491			83,481

Shareholders’ equity	19,034			18,610
Total Liabilities and
Shareholders’ Equity	$110,525			$102,091

Net Interest Income & Spread(2)		$4,771	4.52%		$4,309	4.41%
Net Interest Margin(3)			4.69%			4.63%
Average earning assets to interest-bearing liabilities			125.86%			125.55%

(1)	Calculated net of deferred fees and discounts and includes loans held for sale.
(2)	Net interest spread is equal to the average yield on total earning assets less the average cost of total interest-bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average total earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2012 over 2011			2011 over 2010
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:

Loans, net of deferred loan fees	$672	$(327)	$303	$441	$(29)	$412
Debt Securities	(41)	67	8	56	(77)	(21)
Other earning assets	1	5	7	(2)	(1)	(3)

Total interest income	632	(255)	318	495	(107)	388
Interest expense:

Interest-bearing checking	2	(20)	(19)	(2)	0	(2)
Savings & MMDA	48	(100)	(70)	68	6	74
Time deposits	21	(73)	(55)	(81)	(208)	(289)
Other borrowings	7	(6)	0	11	0	11

Total interest expense	79	(200)	(144)	(4)	(202)	(206)
Increase (decrease) in net interest income	$553	$(56)	$462	$499	$95	$594

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

At December 31, 2012, the Company had $537,000 in classified loans compared to $831,000 at December 31, 2011.  Of these loans, at December 31, 2012, $409,000 were accruing loans and $128,000 were non-accruing loans.  Total loans included in classified loans at December 31, 2012 that were evaluated for impairment was $128,000 compared to $15,000 evaluated for impairment and included in classified loans at December 31, 2011.  Under generally accepted accounting principles, a loan is identified as impaired when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At December 31, 2012, we had $133,000 in non-performing loans.  This compares to $460,000 in non-performing loans at December 31, 2011.  Non-performing loans as a percentage of net loans at December 31, 2012 were 0.14% as compared to 0.53% at December 31, 2011.  There were no other foreclosed assets at December 31, 2012 compared to $9,000 at December 31, 2011 consisting of small recreational vehicles.

The Company charged off $5,000 of gross loan balances classified as loss for the year ended December 31, 2012 and recovered $14,000 in loan balances previously charged off in prior years.  The result was net recoveries of $9,000 for the year ended December 31, 2012 compared to net charge offs of $15,000 the year ended December 31, 2011.

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

Loan loss provisions of $120,000 were made to the allowance during the year ended December 31, 2012 compared to a provision of $56,000 in fiscal 2011.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

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

The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates. At the end of 2012, the Company’s asset and liability position, referred to as “Gap Ratio” was asset sensitive, with a greater amount of earning assets subject to immediate and near-term interest rate changes relative to interest-bearing liabilities. The Company’s one-year cumulative Gap Ratio is projected to be slightly asset sensitive, which means that more assets than liabilities will be repricing within the next year.  Beyond the one-year time horizon, the cumulative Gap Ratio is expected to continue to be asset sensitive.  It is anticipated that the interest rate environment will remain flat as projected by the most recent meeting of the Federal Open Market Committee (FOMC) of the Federal Reserve System.  A relatively flat rate environment will most likely limit the negative impact on the Company’s net interest margin for the twelve months ended December 31, 2013. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer modeling techniques, the latest simulation forecast by management, using December 31, 2012 balances as a base, projected that in a flat rate environment, net interest income, before the provision for loan losses, would likely be higher for 2013 compared to actual results for 2012. The increase in net interest income is expected to be primarily attributable to anticipated loan growth, which is the highest yielding asset class.  The Company utilizes rate shock modeling to project the effect of changes in interest rates on its net interest income.  Rate changes of down 100 and 200 basis points and up 100, 200, 300, and 400 basis points are used in the model simulation.  Using these rate change scenarios, the effect on net interest income will be minimal over the one-year period.

The information below shows the effect of the respective rate changes on net interest income as follows:

Shift in	% Change
Interest Rates	in Projected
(in bps)	Net Interest Income
+400	13.06%
+300	10.55%
+200	7.46%
+100	3.66%
Base	0.00%
-100	-5.33%
-200	-9.25%

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  The Bank’s cash and cash equivalents amounted to $9.2 million at December 31, 2012.

$1.8 million of the Bank’s liquidity consists of non-interest earning deposits.  The Bank’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At December 31, 2012, the Bank had advances from the Federal Home Loan Bank of Dallas of $4.8 million and had $39.1 million in borrowing capacity. Additionally, at December 31, 2012, The Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby the Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million. There were no amounts purchased under this agreement as of December 31, 2012.

At December 31, 2012, The Bank had outstanding loan commitments of $8.5 million to originate loans.  At December 31, 2012, time deposits scheduled to mature in less than one year totaled $29.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Bank intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2012, Bank of Ruston exceeded each of its capital requirements with ratios of 13.44%, 16.60% and 16.66%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2012.

	Total
	Amounts
	Committed at
	December 31,	To 1	1-3	4-5	After 5
(In thousands)	2012	Year	Years	Years	Years
Standby letters of credit	$165	$165	$-	$-	$-
Unfunded commitments under lines of credit	15,186	10,822	4,364	-	-
Commitments to originate loans	8,528	6,433	2,095	-
Total commitments	$23,879	$17,420	$6,459	$-	$-

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations, consisting of time deposits, at December 31, 2012.

	Total at
	December 31,	To 1	1-3	4-5	After 5
(In thousands)	2012	Year	Years	Years	Years
Time deposits	$35,738	$29,332	$6,396	$10	$-
Total contractual obligations	$35,738	$29,332	$6,396	$10	$-

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Certified Public Accountants

333 Texas Street, Suite 1525
Shreveport, Louisiana 71101
318-429-1525 Phone • 318-429-2070 Fax

The Board of Directors and Stockholders
Century Next Financial Corporation
Ruston, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Century Next Financial Corporation and Subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Century Next Financial Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Next Financial Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

March 21, 2013
Shreveport, Louisiana

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2012	2011

ASSETS
Cash and cash equivalents	$9,175	$5,200
Debt securities:
Available-for-sale	5,061	6,971
Held-to-maturity (including $1,285 and $99 at fair value)	1,276	99
Total Debt Securities	6,337	7,070
Federal Home Loan Bank stock	242	281
Other equity investments	320	320
Loans:
Loans, net of unearned income	95,581	83,257
Loans held for sale	1,219	3,574
Allowance for loan losses	(374)	(245)
Net Loans	96,426	86,586
Accrued interest receivable	509	454
Premises and equipment, net of accumulated depreciation of $1,877 and $1,707	4,079	4,259
Other foreclosed assets	-	9
Other assets	3,560	3,239
TOTAL ASSETS	$120,648	$107,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$12,439	$8,323
Interest-bearing	82,195	75,616
Total Deposits	94,634	83,939
Advances from borrowers for insurance and taxes	57	57
Short-term borrowings (FHLB advances and resale agreements)	5,278	3,502
Long-term borrowings (FHLB advances)	340	381
Accrued interest payable	9	12
Other liabilities	910	765
Total Liabilities	101,228	88,656

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued; 1,055,760 and 1,058,000 outstanding	11	11
Additional paid-in capital	10,047	9,952
Treasury Stock, at Cost - (2,240 and 0 shares)	(29)	-
Unearned shares held by Recognition and Retention Plan (31,085 and 25,100 shares)	(432)	(365)
Unearned ESOP Shares (59,200 and 62,535 shares)	(592)	(625)
Retained earnings	10,355	9,699
Accumulated other comprehensive income-net of taxes, $40 and $47	60	90
Total Stockholders’ Equity	19,420	18,762
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,648	$107,418

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except share data)	2012	2011

INTEREST INCOME
Loans (including fees)	$5,258	$4,955
Debt securities:
Taxable	132	136
Tax-exempt	25	13
Other	13	6
Total Interest Income	5,428	5,110

INTEREST EXPENSE
Deposits	632	776
Short-term borrowings	13	7
Long-term debt	12	18
Total Interest Expense	657	801

Net Interest Income	4,771	4,309
Provision for loan losses	120	56
Net Interest Income After Loan Loss Provision	4,651	4,253

NON-INTEREST INCOME
Service charges on deposit accounts	285	214
Loan servicing fees	711	476
Loss on sale of loans	(61)	(29)
Gain on sales of available-for-sale securities	11	6
Gain on sale of foreclosed assets	1	5
Gain on sale of fixed assets	-	126
Other	205	216
Total Non-interest Income	1,152	1,014

NON-INTEREST EXPENSE
Salaries and employee benefits	2,782	2,456
Occupancy and equipment	557	462
Data processing	283	304
Directors’ expense	196	143
Advertising	126	110
Legal and professional	101	190
Audit and examination fees	148	90
Office supplies	49	76
FDIC deposit insurance	57	60
Foreclosed assets	-	4
Other operating expense	547	532
Total Non-interest Expense	4,846	4,427

Income Before Taxes	957	840
Income Taxes	301	206

NET INCOME	$656	$634

Basic Earnings per Share	$0.68	$0.64

Diluted Earnings per Share	$0.68	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
(In thousands)	2012	2011
Net income	$656	$634
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding gain(losses) arising during the period	(30)	18
Less: reclassification adjustments for gains(losses) included in net income	-	-
Net change in unrealized gains(losses) on securities	(30)	18
Other comprehensive income(loss), net of tax*	(30)	18
Comprehensive income	$626	$652

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common	Additional		Unearned	Unearned	Other
	Stock	Paid-In	Treasury	RRP	ESOP	Comprehensive	Retained
(In thousands)	Amount	Capital	Stock	Shares	Shares	Income (Loss)	Earnings	Total

Balance, December 31, 2010	$11	$9,821	$-	$-	$(661)	$72	$9,065	$18,308
Comprehensive income:
Net income	-	-	-	-	-	-	634	634
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	18	-	18
Total comprehensive income								652
Shares purchased for RRP	-	-	-	(365)	-	-	-	(365)
ESOP shares released	-	15	-	-	36	-	-	51
Stock option expense	-	32	-	-	-	-	-	32
Amortization of awards under RRP	-	84	-	-	-	-	-	84

Balance December 31, 2011	$11	$9,952	$-	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	-	656	656
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	(30)	-	(30)
Total comprehensive income								626
Shares purchased for RRP	-	-	-	(213)	-	-	-	(213)
Shares vested and issued for RRP	-	(146)	-	146	-	-	-	-
ESOP shares released	-	11	-	-	33	-	-	44
Stock option expense	-	75	-	-	-	-	-	75
Amortization of awards under RRP	-	155	-	-	-	-	-	155
Purchase of treasury stock (2,240 shares)	-	-	(29)	-	-	-	-	(29)

Balance December 31, 2012	$11	$10,047	$(29)	$(432)	$(592)	$60	$10,355	$19,420

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$656	$634
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	120	56
Depreciation and amortization	382	256
Stock-based compensation expense, net of tax benefits	241	131
ESOP shares released	33	36
Net loss on sale of loans	61	29
Net gain on sale of available-for-sale securities	(11)	(6)
Net gain on sale of foreclosed assets	(1)	(5)
Net gain on sale of fixed assets	-	(126)
Income from change in cash surrender value of life insurance	(58)	(58)
Deferred income tax benefit	(110)	(126)
Net amortization of premium and fair value adjustments to investments	66	50
(Increase) decrease in loans held for sale	2,294	(2,803)
Increase in interest receivable and other assets	(238)	(55)
Increase (decrease) in accrued interest payable and other liabilities	142	(95)
Total adjustments	2,921	(2,716)
Net cash provided (used) by operating activities	3,577	(2,082)
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	7,972	6,682
Purchases of investment securities	(7,294)	(2,215)
Net sale (purchase) of FHLB stock and other equity investments	39	(321)
Proceeds from sales of foreclosed assets	10	17
Purchases of life insurance	-	(176)
Proceeds from sales of fixed assets	-	299
Purchase of fixed assets	(202)	(909)
Net increase in loans	(12,315)	(12,255)
Net cash provided (used) by investing activities	(11,790)	(8,878)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	8,777	5,501
Net increase in time deposits	1,918	543
Increases in advances from borrowers for insurance and taxes	-	20
Net increase in FHLB advances	1,459	2,966
Net increase (decrease) in securities sold under agreements to repurchase	276	(86)
Purchase of treasury stock	(29)	-
Purchase of shares for Recognition and Retention Plan	(213)	(365)
Net cash provided by financing activities	12,188	8,579
Net increase (decrease) in cash and cash equivalents	3,975	(2,381)
Cash and cash equivalents, at beginning of period	5,200	7,581
Cash and cash equivalents, at end of period	$9,175	$5,200
Supplemental disclosures of cash flow information Cash paid during the period for:
Interest on deposits and borrowed funds	$660	$807
Income taxes	$416	$307

The accompanying notes are an integral part of these consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost, that are other than temporary, result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  No such write-downs were made in fiscal 2012 or fiscal 2011.

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

e.Bank Owned Life Insurance
The Bank has purchased insurance policies on the lives of certain directors and executive officers of the Bank.  The Bank purchased the policies to insure the lives of certain key executives and provide additional benefits for their beneficiaries. The cash surrender value of the insurance policies, up to the total amount of premiums paid, is recorded as an asset in the balance sheets and included in other assets. At December 31, 2012 and 2011, the cash surrender value amounted to $2.9 million, and $2.7 million, respectively. The Bank may not invest more than 25 percent of its total capital in bank-owned life insurance without first notifying and obtaining authorization from the Bank’s OCC Regional Office. The bank-owned life insurance provides an attractive tax-exempt return to the Bank.

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

g.    Cash and cash equivalents
For purposes of the statement of cash flows, the Bank considers all cash on hand and demand deposits with other banks to be cash equivalents.  The Bank is required to maintain balances on hand or with the Federal Reserve Bank.  At December 31, 2012 and 2011, these reserve requirements amounted to $489,000 and $462,000, respectively.

h.     Advertising costs
Advertising costs are expensed as incurred.  Such costs amounted to approximately $126,000 and $110,000 for December 31, 2012 and 2011, respectively, and are included in other operating expense.

i.      Comprehensive income (loss)
Generally accepted accounting principles (“GAAP”) generally require that recognized revenues, expenses, gains, and losses be included in net earnings.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income.  The Company presents comprehensive income in its consolidated statements of comprehensive income.

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

2.      Investment Securities

The carrying amounts (in thousands) of investment securities and their approximate fair values at December 31, 2012 and 2011 are as follows:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2012	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agency	$6	$-	$-	$6
Government-sponsored enterprises	3,200	2	5	3,197
State and municipal	230	2	-	232
Mortgage-backed securities	1,535	91	-	1,626
Total Available-for-Sale Securities	4,971	95	5	5,061
Securities Held-to-Maturity:
U.S. Government agency	83	-	-	83
State and municipal	1,193	11	2	1,202
Total Held-to-Maturity Securities	1,276	11	2	1,285
Total Debt Securities	$6,247	$106	$7	$6,346

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2011	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agency	$7	$-	$-	$7
Government-sponsored enterprises	3,628	22	-	3,650
State and municipal	270	3	-	273
Mortgage-backed securities	2,929	112	-	3,041
Total Available-for-Sale Securities	6,834	137	-	6,971
Securities Held-to-Maturity:
U.S. Government agency	99	-	-	99
Total Held-to-Maturity Securities	99	-	-	99
Total Debt Securities	$6,933	$137	$-	$7,070

Information pertaining to securities with gross unrealized losses at December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2012	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$-	$-	$5	$995	$5
Total Available-for-Sale Securities	$-	$-	$5	$995	$5
Securities Held-to-Maturity at amortized cost State and municipal	-	-	2	329	2
Total Held-to-Maturity Securities	$-	$-	$2	$329	$2

There were no securities with gross unrealized losses at December 30, 2011.

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

Market changes in interest rates and market changes in credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at December 31, 2012 and 2011.

The scheduled maturities of debt securities at December 31, 2012 are as follows:

			Over 5
	1 year or	Over 1 year	years to 10	Over 10
(In thousands)	less	to 5 years	years	years	Total
Securities Available-for-Sale, at fair value
U.S. Government agency	$-	$-	$6	$-	$6
Government-sponsored enterprises	-	-	-	3,197	3,197
State and municipal	-	232	-	-	232
Mortgage-backed securities	-	18	10	1,598	1,626
Total Available-for-Sale Securities	$-	$250	$16	$4,795	$5,061
Securities Held-to-Maturity at amortized cost
U.S. Government agency	$-	$67	$16	$-	$83
State and municipal	-	-	-	1,193	1,193
Total Held-to-Maturity Securities	$-	$67	$16	$1,193	$1,276
Total Debt Securities	$-	$317	$32	$5,988	$6,337

The FHLB stock is a restricted investment security, and is carried at cost.  Total FHLB stock outstanding was $242,000 and $281,000 at December 31, 2012 and 2011, respectively.

The following table summarizes investment activities (in thousands) for the periods ending December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012		2011
	Held to	Available	Held to	Available
(In thousands)	Maturity	for Sale	Maturity	for Sale

Purchases of securities	$1,193	$6,101	$15	$2,200
Sales and maturities of securities	$12	$7,307	$36	$6,649

Gross realized gains on sales	$-	$11	$-	$6
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$4	$-	$2

3.      Loans

Loans at December 31, 2012 and 2011, consist of the following:

	December 31,
(In thousands)	2012	2011
Mortgage loans on real estate:
Held for sale 1-4 family	$1,219	$3,574
Residential 1-4 family	39,380	37,168
Commercial	24,263	15,142
Multi-family	4,701	4,703
Land	8,980	6,598
Residential Construction	2,553	4,315
Home equity lines of credit	1,714	1,600
Total mortgage loans on real estate	82,810	73,100
Commercial loans	9,115	7,877
Consumer loans, including overdrafts of $28 and $63	4,875	5,854
Total loans	96,800	86,831
Less: Allowance for loan losses	(374)	(245)
Loans, net	$96,426	$86,586

The Bank is obligated to repurchase those mortgage loans sold which do not have complete documentation or which experience an early payment default.  At December 31, 2012 and December 31, 2011, loans sold for which the Bank is contingently liable to repurchase amounted to approximately $22.2 million and $20.7 million, respectively.  The Bank also is committed to sell loans approximating $1.2 million and $3.6 million at December 31, 2012 and 2011, respectively.

The following table details loans individually and collectively evaluated for impairment at the respective dates:

	December 31, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$115	$-	$115
Total loans secured by real estate	115	-	115
Consumer loans	13	-	13
Total loans	$128	$-	$128

	December 31, 2011
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Land	$14	$-	$14
Total loans secured by real estate	14	-	14
Consumer loans	1	-	1
Total loans	$15	$-	$15

3.      Loans (Continued)

	Impaired Loans
	For the Years Ended December 31, 2012 and 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
2012
With no related allowance recorded:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-
Total:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-

2011
With no related allowance recorded:
Residential-prime	$14	$14	$-	$24	$-
Consumer	$1	$1	$-	$-	$-
Total:
Residential-prime	$14	$14	$-	$24	$-
Consumer	$1	$1	$-	$-	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of December 31, 2012 and 2011, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	December 31,
(In thousands)	2012	2011
Beginning balance	$245	$204
Provision for loan losses	120	56
Loans charged-offs	(5)	(20)
Recoveries of loans previously charged-off	14	5
Ending balance	$374	$245

4.      Allowance for Loan Losses and Credit Quality (Continued)

The following tables detail the balance in the allowance for loan losses by portfolio segment at the respective dates:

	For the Year Ended December 31, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$30	$158
Commercial	43	-	-	53	96
Multi-family	12	-	-	4	16
Land	16	-	-	14	30
Residential construction	11	-	-	-	11
Home equity lines of credit	4	-	-	2	6
Totals by loans secured by real estate	204	-	10	103	317
Commercial loans	25	-	1	13	39
Consumer loans	16	(5)	3	4	18
Totals for all loans	$245	$(5)	$14	$120	$374

	For the Year Ended December 31, 2011
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$50	$-	$-	$68	$118
Commercial	117	(10)	-	(64)	43
Multi-family	-	-	-	12	12
Land	-	(10)	-	26	16
Residential construction	-	-	-	11	11
Home equity lines of credit	-	-	-	4	4
Totals by loans secured by real estate	167	(20)	-	57	204
Commercial loans	5	-	-	20	25
Consumer loans	32	-	5	(21)	16
Totals for all loans	$204	$(20)	$5	$56	$245

At December 31, 2012 and 2011, the Company had no allowance for loan losses disaggregated by impairment method.

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

4.      Allowance for Loan Losses and Credit Quality (Continued)

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loss - This classification includes those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even though partial recovery may be possible in the future, it is not practical or desirable to defer writing off these loans.  Accordingly, these loans are charged-off before period end.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2012 and 2011:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
2012
Loans secured by real estate:
Residential 1-4 family	$40,132	$352	$115	$-	$-	$40,599
Commercial	24,250	13	-	-	-	24,263
Multi-family	4,701	-	-	-	-	4,701
Land	8,980	-	-	-	-	8,980
Residential construction	2,553	-	-	-	-	2,553
Home equity lines of credit	1,714	-	-	-	-	1,714
Totals by loans secured by real estate	82,330	365	115	-	-	82,810
Commercial loans	9,081	34	-	-	-	9,115
Consumer loans	4,852	-	23	-	-	4,875
Totals for all loans	$96,263	$399	$138	$-	$-	$96,800

2011
Loans secured by real estate:
Residential 1-4 family	$40,291	$314	$137	$-	$-	$40,742
Commercial	14,795	347	-	-	-	15,142
Multi-family	4,703	-	-	-	-	4,703
Land	6,598	-	-	-	-	6,598
Residential construction	4,315	-	-	-	-	4,315
Home equity lines of credit	1,600	-	-	-	-	1,600
Totals by loans secured by real estate	72,302	661	137	-	-	73,100
Commercial loans	7,877	-	-	-	-	7,877
Consumer loans	5,821	16	17	-	-	5,854
Totals for all loans	$86,000	$677	$154	$-	$-	$86,831

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  Loans on which the accrual of interest has been discontinued amounted to approximately $128,000 and $15,000 at December 31, 2012 and 2011, respectively.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $9,000 for 2012 and $1,000 for 2011.

4.      Allowance for Loan Losses and Credit Quality (Continued)

A summary of current, past due, and non-accrual loans at December 31, 2012 and 2011 are as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
2012
Loans secured by real estate:
Residential 1-4 family	$219	$-	$115	$334	$40,265	$40,599
Commercial	-	2	-	2	24,261	24,263
Multi-family	-	-	-	-	4,701	4,701
Land	-	-	-	-	8,980	8,980
Residential construction	-			-	2,553	2,553
Home equity lines of credit	-	-	-	-	1,714	1,714
Totals by loans secured by real estate	219	2	115	336	82,474	82,810
Commercial loans	18	-	-	18	9,097	9,115
Consumer loans	70	3	13	86	4,789	4,875
Totals for all loans	$307	$5	$128	$440	$96,360	$96,800

2011
Loans secured by real estate:
Residential 1-4 family	$1,042	$212	$-	$1,254	$39,488	$40,742
Commercial	-	-	-	-	15,142	15,142
Multi-family	-	-	-	-	4,703	4,703
Land	59	233	14	306	6,292	6,598
Residential construction	-			-	4,315	4,315
Home equity lines of credit	-	-	-	-	1,600	1,600
Totals by loans secured by real estate	1,101	445	14	1,560	71,540	73,100
Commercial loans	-	-	-	-	7,877	7,877
Consumer loans	62	-	1	63	5,791	5,854
Totals for all loans	$1,163	$445	$15	$1,623	$85,208	$86,831

The Bank grants consumer, commercial and residential loans to customers in Ruston, Louisiana and the surrounding area.  Although the Bank has a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general economic sector.

5.      Premises and Equipment

Premises and equipment are summarized as follows at the respective dates:

	Estimated	December 31,
(In thousands)	Useful Lives	2012	2011
Cost:
Land		$970	$970
Building and improvements	15-40 years	3,036	3,033
Furniture and equipment	3-10 years	1,824	1,926
Vehicles	4-5 years	126	37
Total Cost		5,956	5,966
Less: Accumulated depreciation and amortization		(1,877)	(1,707)
Total Premises and Equipment		$4,079	$4,259

Depreciation expense charged to operations amounted to $382,000 in 2012 and $256,000 in 2011 for the years ending in December.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and Tangible capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

6.      Regulatory Capital (Continued)

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.  The following table presents the capital amounts and ratios for the respective categories as of the dates indicated:

					Required to be Well
					Capitalized under Prompt
			Required for Capital		Corrective Action
(Dollars in thousands)	Actual		Adequacy Purposes		Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$16,272	16.66%	$7,814	8.00%	$9,768	10.00%

Tier 1 Core capital to risk-weighted assets	$16,218	16.60%	$3,907	4.00%	$5,861	6.00%

Tier 1 Core capital to adjusted total assets	$16,218	13.44%	$4,826	4.00%	$6,032	5.00%

Tangible capital to tangible assets	$16,218	13.44%	$1,810	1.50%	N/A	N/A

December 31, 2011

Total capital to risk-weighted assets	$15,159	18.26%	$6,642	8.00%	$8,303	10.00%

Tier 1 Core capital to risk-weighted assets	$15,234	18.35%	$3,321	4.00%	$4,982	6.00%

Tier 1 Core capital to adjusted total assets	$15,234	14.19%	$4,293	4.00%	$5,366	5.00%

Tangible capital to tangible assets	$15,234	14.19%	$1,610	1.50%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated:

(In thousands)	December 31, 2012	December 31, 2011
GAAP equity	$16,870	$15,949
Unrealized gain on debt securities	(60)	(90)
Allowance for loan losses (allowable portion)	374	245
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(592)	(625)

Total risk-based Capital	$16,272	$15,159

7.     Other Comprehensive Income

The following tables show the related tax effects allocated to each component of other comprehensive income for the respective years ended:

	For the Year Ended December 31, 2012
	Before-Tax	Tax (Expense) or	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(45)	$15	$(30)
Less: reclassification adjustment for gains (losses) realized in net income	-	-	-
Net unrealized gains (losses)	(45)	15	(30)
Other comprehensive income (loss)	$(45)	$15	$(30)

	For the Year Ended December 31, 2011
	Before-Tax	Tax (Expense) or	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$27	$(9)	$18
Less: reclassification adjustment for gains (losses) realized in net income	-	-	-
Net unrealized gains (losses)	27	(9)	18
Other comprehensive income (loss)	$27	$(9)	$18

8.     Related Party Transactions

At both December 31, 2012 and 2011, certain officers, directors, or companies that have 10% or more beneficial ownership were indebted to the Bank in the approximate aggregate amount of $1.7 million.  Such parties held deposits in the Bank in the approximate amounts of $3.2 million, and $3.8 million at December 31, 2012 and 2011, respectively.  Total principal additions were $2.0 million and $3.0 million and total principal payments were $880,000 and $1.3 million for the years ended December 31, 2012 and 2011, respectively.

9.     Off-Balance Sheet Activities

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2012	2011
Standby letters of credit	$165	$67
Unfunded commitments under lines of credit	15,186	3,799
Commitments to originate loans	8,528	4,442
Total commitments	$23,879	$8,308

Unfunded commitments under lines-of-credit are commitments for possible future extensions of credit to existing customers. These lines-of-credit consist of commercial and consumer customers and may be secured or unsecured.  All of these commitments have a specified maturity date and ultimately may not be drawn upon to the total extent to which the Company is committed.

9.     Off-Balance Sheet Activities (Continued)

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support private borrowing arrangements and have expiration dates ranging from within one year to three years.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2012 such collateral amounted to $1.4 million.

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

Future estimated minimum payments at December 31, 2012 under these agreements are as follows:

(In thousands)		Amount
	2013	$123
	2014	123
	2015	123
	2016	112
	2017	112
	Total	$593

10.   Deposits

Deposits are summarized as follows at:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Demand and Savings
Noninterest-bearing demand deposits	$12,439	-	$8,323	-
Interest-bearing demand deposits	17,852	0.25%	15,892	0.40%
Money market	10,456	0.50%	11,711	1.00%
Savings	18,149	0.86%	14,193	1.36%
Total Demand and Savings	$58,896		$50,119

Time Deposits
0.00% to 0.99%	$19,138	0.69%	$5,614	0.67%
1.00% to 1.99%	15,354	1.19%	26,967	1.21%
2.00% to 2.99%	766	2.38%	759	2.25%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$35,738		$33,820
Total Deposits	$94,634		$83,939

10.   Deposits (Continued)

Scheduled maturities of time deposits, excluding IRA accounts, at December 31, 2012 are as follows:

2013	$29,332
2014	6,266
2015	130
Thereafter	10
Total	$35,738

Time deposits of $100,000 or more amounted to approximately $18.2 million and $15.7 million at December 31, 2012 and 2011, respectively.

11.      Income Taxes
Income tax expense (in thousands) is summarized as follows:

	Year Ended December 31,
(In thousands)	2012	2011
Current:
Federal	$411	$332
Deferred:
Federal	(110)	(126)
Total Provision For Income Taxes	$301	$206

A reconciliation of the Company’s provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% pretax income is as follows:

	December 31,
(In thousands)	2012	2011
Tax computed at 34%, respectively	$325	$286
Increases (decreases) in taxes resulting from:
Prior year tax benefit	-	(40)
Nontaxable income	(28)	(24)
Other, net	4	(16)
Total Provision For Income Taxes	$301	$206
Effective Tax Rate	31.45%	24.52%

11.   Income Taxes (Continued)

The components of the deferred income taxes (in thousands) included in other assets in the statements of condition are approximately as follows:

	Year Ended December 31,
(In thousands)	2012	2011
Allowance for loan losses	$122	$78
Deferred compensation plan	268	221
Stock compensation plans	45	36
Subtotal deferred tax asset	435	335
Accumulated depreciation	(125)	(135)
Unrealized gain on available-for-sale securities	(31)	(47)
Subtotal deferred tax liability	(156)	(182)
Net deferred tax asset	$279	$153

Other assets at December 31, 2012 included income taxes receivable of $4,000.  Other liabilities at December 31, 2011 include income taxes payable of $75,000.

The Bank has reviewed its various tax positions taken or expected to be taken in its tax returns and has determined it does not have unrecognized tax benefits, nor does it expect that position to change significantly over the next twelve months.  The Bank recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, it has not accrued interest or penalties related to uncertain tax positions.

The Bank files an annual U.S. Federal income tax return.  Federal income tax returns for the tax years 2008 and beyond remain subject to examination by the Internal Revenue Service.

12.   Foreclosed Assets

Foreclosed assets, including real estate, represent property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. The Bank also transfers to this category those loans meeting the applicable criteria for loans considered repossessions in substance.  Amounts are carried at the lower of cost of acquisition or the asset’s fair value less estimated costs to sell.  Reductions in the balance at the date of acquisition are charged to the allowance for loan losses.  Any subsequent write downs to reflect current fair value are charged to noninterest expense and credited to foreclosed real estate.  Direct costs incurred in foreclosures are also charged to noninterest expense.  At December 31, 2012, the Bank had no foreclosed assets and $9,000 reported at December 31, 2011.

13.   Retirement Plans

Defined Benefit Plan

Until March 1, 2007, the Bank participated in a multiple employer, noncontributory defined benefit retirement plan sponsored by the Financial Institutions Retirement Fund.  This plan covered substantially all the Bank’s employees, and provided benefits to employees who worked at least one thousand hours per year.  Benefits were based upon each employee’s benefit service and average annual compensation, with each employee becoming fully vested upon completion of five years of qualifying service.  The Financial Institutions Retirement Fund applied a full funding test on an individual employer basis.  This plan is now known as the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”).

Effective March 1, 2007, the Bank elected to freeze the benefits provided under the plan to existing participants, to cease future benefit accruals, and to cease eligibility for employees in the Plan.  Those participants in the Plan as of March 1, 2007 will receive a benefit equal to the benefit accrued under the Plan as of that date.  The Bank incurred pension contribution expense of $56,000 in December 31, 2012 and $37,000 in December 31, 2011.  The Bank has a funding surplus in the Plan of an approximate amount of $45,000 as of July 1, 2012, the most recent valuation date.

13.   Retirement Plans (Continued)

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

Funded status (Market value of plan assets divided by funding target) as of July 1,

Source: Valuation Report	2012	2011
Bank Plan	106.16%	89.47%

* - Market value of plan assets reflects any contributions received through June 30, 2012

Employer contributions, meaning all employers participating in the multiple employer plan, made to the DB Plan, as reported on Form 5500, equal $299.7 million and $203.6 million for plan years ending June 30, 2011 and 2010, respectively.  The Bank contributions to the DB Plan are not more than 5% of the total contributions to the DB Plan.

The following contributions were paid by the Bank during the fiscal years ending December 31,

2012		2011
Date Paid	Amount	Date Paid	Amount
12/26/2012	$60,000	10/13/2011	$9,768
	-	12/23/2011	48,450
Total	$60,000		$58,218

401K Plan

The Bank also participates in an employee 401(k) retirement plan.  Employees contribute up to 6% of their compensation to the plan, with the Bank matching 75% of such contributions.  The Bank’s contribution expense to this plan amounted to $71,000 and $65,000 for December 2012 and 2011, respectively.

14.   Deferred Compensation Plan

The Bank implemented a deferred compensation plan in late 1993 for certain key employees, and in 1996, for certain directors.  The plans generally provide for retirement, death or disability payments, payable over 25 years (20 years for directors).  The Bank obtained insurance on these individuals to provide for funding of the plan; however, the policies themselves are not pledged against the benefits.  The plan limits the ultimate benefits to the cash surrender value (CSV) in the policies, after a certain return is realized by the Bank from those policies.  Thus, based upon this limitation, deferred compensation is recognized to the extent of the CSV increase each year, once the Bank realizes its return.  The Bank incurred deferred compensation expense of $78,000 and $52,000 for the years ended December 31, 2012 and 2011, respectively.

Following is a summary of changes in deferred compensation payable and the related cash values of the life insurance contracts for December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011
Cash surrender value of life insurance contracts	$2,899	$2,739
Earnings of life insurance contracts - directors	7	2
Earnings of life insurance contracts - officers	52	58
Deferred compensation payable - directors	467	369
Deferred compensation payable - officers	319	280

15.   Stock-Based Compensation Plans

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

The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors. Cash dividends, if any, on the Company’s stock shall either be used to repay the loan, be distributed to the participants in the ESOP, or be retained in the ESOP and reinvested in the Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments on the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average fair value of the shares for the current year.  Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital.  Compensation expense for the year ended December 31, 2012 and 2011 was $44,000 and $46,000, respectively.  The total income tax benefit recognized in the income statement for those years was $3,000 and $4,000, respectively.  There were 3,335 shares released in both 2012 and 2011.  At December 31, 2012, 59,200 shares were unreleased with a market value of $770,000.

Restricted Stock Plan

Under the recognition and retention plan (RRP), restricted stock was granted to directors and officer-employees.  The objective of the plan is to enable the Company to provide directors and officer-employees with a proprietary interest in the Company and enhance shareholder value by aligning the financial interests of those participants with those of shareholders.  The Company will contribute sufficient funds to the RRP Trust (the Trust) so that the Trust can purchase 42,320 shares of common stock, or 4.0% of the currently outstanding common stock.  The shares will be acquired through open market purchases to the extent available with any deficiency fulfilled by the issuance of un-issued or treasury shares of the Company.  Restricted shares were granted in May of 2011 for all of the 42,320 shares of Company stock allocated under the RRP.  Shares granted will vest at a rate of no more rapid than 20% per year beginning one year from the anniversary date of the grant.  As of December 31, 2012, 41,100 shares have been purchased by the Trust.  Shares are recorded at cost at the time of purchase and reported in the Consolidated Balance Sheet as unearned shares, which is a contra-equity account.  The balance in unearned shares is reduced as shares vest.  At December 31, 2012, there were 31,085 unearned shares remaining and reported at cost in the Consolidated Balance Sheet.

The following table represents unearned restricted shares activity for the year ended December 31, 2012:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at January 1, 2012	42,320	$16.00
Granted	-	-
Forfeited	698	16.00
Vested or earned	10,015	16.00
Outstanding at December 31, 2012	31,607	$16.00

15.   Stock-Based Compensation Plans (Continued)

During 2012, the Company made no restricted share awards and 698 shares were forfeited by participants.  10,015 shares were vested and issued to participants as of December 31, 2012.  The compensation expense that has been charged against income was $155,000 and $84,000 in 2012 and 2011, respectively.  The total income tax benefit recognized in the income statement for those years was $53,000 and $29,000, respectively. The total remaining unearned compensation related to restricted shares at December 31, 2012 was $427,000 and will be amortized over a weighted-average remaining vesting period of 3.4 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants made during the year ended December 31, 2011.  No grants were made during 2012.

	2012	2011
Expected dividend yield	N/A	0.00%
Expected life in years	N/A	6.5-7.0
Expected volatility	N/A	22.0%
Risk-free interest rate	N/A	1.26%-1.94%

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

15.   Stock-Based Compensation Plans (Continued)

A summary of the status of the Company’s stock option plan is presented below for the year ended December 31, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at January 1, 2012	99,927	$14.98	9.60	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	2,350	15.00
Outstanding at December 31, 2012	97,577	$14.98	8.60	$-
Exercisable at December 31, 2012	19,515	$14.98	8.60	$-

The aggregate intrinsic value of a stock option in the table above represents the amount by which the current market value of the underlying stock exceeds the exercise price of the option had all option holders exercised their options on December 31, 2012.  This amount changes as the market value of the Company’s stock changes.  There were 19,515 options exercisable at December 31, 2012.

During 2012, the Company awarded no stock options.  The compensation expense that has been charged against income was $75,000 and $32,000 in 2012 and 2011, respectively.  The total income tax benefit recognized in the income statement for those years was $8,000 and $3,000, respectively. The total remaining unearned compensation related to stock options at December 31, 2012 was $285,000 and will be amortized over a weighted-average remaining vesting period of 3.8 years.

Compensation expense under the SOP is based on the fair value of the options granted determined at the date of grant and is also recognized as the options vest.

16.   Short-Term Borrowings

Federal Funds Sold and Federal Home Loan Advances

The Company had an uncollateralized federal funds line of credit with a correspondent bank aggregating $5.4 million and a collateralized Federal Home Loan Bank of Dallas (“FHLB”) line of credit totaling $39.1 million at December 31, 2012. The Bank’s borrowing availability both short- and long-term with the Federal Home Loan Bank of Dallas at December 31, 2012 was $34.3 million under current terms with the Federal Home Loan Bank.  At December 31, 2012 and 2011, the Company had advances on its FHLB line of credit in the amount of $4.5 million and $3.0 million, respectively.  The average rate on the outstanding FHLB advances was 0.15%.  These lines of credit generally have interest rates indexed to the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. FHLB advances are collateralized by loans and investment securities. As of December 31, 2012, $38.7 million in loans and $378,000 in investment securities were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase amounted to $778,000 and $502,000 at December 31, 2012 and 2011, respectively.  These agreements mature on a daily basis, and the balance at December 31, 2012 was secured by U.S. Government securities with a fair value of $2.3 million. The weighted-average interest rate on these agreements was 1.00% at December 31, 2012.

17.   Long-Term Debt

Long-term debt consists of advances from the Federal Home Loan Bank of Dallas (FHLB).  Such advances are secured by deposit accounts with the FHLB, Bank-owned FHLB capital stock, and investment securities held at the FHLB and a blanket lien on certain loans.

Total long-term debt at December 31, 2012 and 2011 are summarized as follows:

	Interest	Settlement	Maturity	Year Ended December 31,
(In thousands)	Rate	Date	Date	2012	2011

Federal Home Loan Bank advance	3.23%	9/22/2010	10/1/2020	$340	$381

Total Long-Term Debt				$340	$381

18.   Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
(In thousands, except per share data)	2012	2011
Basic Earnings per Share:
Net income	$656,000	$634,000

Weighted average common shares outstanding	961,276	986,075

Basic Earnings per Share	$0.68	$0.64

Diluted Earnings per Share:
Net income	$656,000	$634,000

Weighted average common shares outstanding	961,276	986,075
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	961,276	986,075

Diluted Earnings per Share	$0.68	$0.64

Earnings per share are based on the weighted-average number of shares outstanding during the year.

19.   Fair Value of Assets and Liabilities

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

Fair value accounting guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

19.   Fair Value of Assets and Liabilities (Continued)

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

19.   Fair Value of Assets and Liabilities (Continued)

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

19.   Fair Value of Assets and Liabilities (Continued)

The following table presents financial assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

	December 31, 2012
				Estimated
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Securities available for sale:

FHLB certificates	$-	$1,201	$-	$1,201

FHLMC certificates	-	624	-	624

GNMA certificates	-	10	-	10

FHR certificates	-	22	-	22

FNMA certificates	-	954	-	954

FNR certificates	-	15	-	15

FFCB certificates	-	1,997	-	1,997

SBA pools	-	6	-	6

Municipal securities	-	232	-	232
Total securities available for sale	$-	$5,061	$-	$5,061

	December 31, 2011
				Estimated
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Securities available for sale:

FHLB certificates	$-	$2,436	$-	$2,436

FHLMC certificates	-	975	-	975

GNMA certificates	-	11	-	11

FHR certificates	-	910	-	910

FNMA certificates	-	2,341	-	2,341

FNR certificates	-	19	-	19

SBA pools	-	6	-	6

Municipal securities	-	273	-	273
Total securities available for sale	$-	$6,971	$-	$6,971

Items Measured at Fair Value on a Non-Recurring Basis

From time to time, certain assets may be recorded at fair value on a non-recurring basis, typically as a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.  The only item recorded at fair value on a non-recurring basis is foreclosed real estate, which is recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is determined by reference to appraisals (performed either by the Bank or by independent appraisers) on the subject property, using market prices of similar real estate assets (Level 2 measurements).  The Bank held no foreclosed real estate at December 31, 2012 or December 31, 2011.

19.   Fair Value of Assets and Liabilities (Continued)

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$9,175	$9,175	$5,200	$5,200
Securities available for sale	5,061	5,061	6,971	6,971
Securities held to maturity	1,276	1,285	99	99
Federal Home Loan Bank stock	242	242	281	281
Other equity investments	320	320	320	320
Loans held for sale	1,219	1,219	3,574	3,574
Loans, net	95,581	95,283	83,257	82,997
Accrued interest receivable	509	509	454	454
Cash surrender value of bank-owned life insurance	2,899	2,899	2,506	2,506
Total financial assets	$116,282	$115,993	$102,662	$102,402

Financial liabilities:
Deposits	$94,634	$94,939	$83,939	$84,210
Short-term borrowings	5,278	5,278	3,502	3,502
Long-term borrowings	340	339	381	414
Accrued interest payable	9	9	12	12
Total financial liabilitites	$100,261	$100,565	$87,834	$88,138

Off-balance sheet credit related to financial instruments:
Standby letters of credit	-	1	-	1
Commitments to extend credit	-	109	-	81

20.   Subsequent Events

The Bank is required to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements.  The Bank performed such an evaluation through the date which the financial statements were available to be issued, and noted no such subsequent events.

21.	Conversion and Stock Offering

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

22.	Parent Company Financial Statements

Financial information pertaining only to Century Next Financial Corporation as of December 31, 2012 and 2011 is as follows:

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2012	2011
ASSETS
Cash and cash equivalents	$2,532	$2,795
Investment in subsidiary	16,278	15,324
Note receivable-subsidiary for ESOP	612	637
Other assets	2	6
TOTAL ASSETS	19,424	18,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued interest payable and other liabilities	4	-
Total Liabilities	4	-

Stockholders’ Equity	19,420	18,762
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,424	$18,762

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(In thousands)	2012	2011
INCOME
Interest income	$20	$21
Total Income	20	21

EXPENSE
Professional expense	100	190
Other noninterest expense	2	9
Total Expense	102	199

Income (loss) Before Taxes	(82)	(178)
Applicable income taxes (benefit)	(28)	(66)

Net Income (loss) before equity in undistributed income of subsidiary	(54)	(112)

Equity in subsidiary earnings	710	746

NET INCOME	$656	$634

22.	Parent Company Financial Statements (Continued)

CENTURY NEXT FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net Income	$656	$634
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(710)	(746)
Net increase (decrease) in accrued interest and other liabilities	4	-
Net (increase) decrease in other assets	29	19
Total adjustments	(677)	(727)
Net cash used by operating activities	(21)	(93)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Purchase of treasury stock	(29)	-
Purchase of shares for Recognition and Retention Plan	(213)	(365)
Net cash provided(used) by financing activities	(242)	(365)

Net increase (decrease) in cash and cash equivalents	(263)	(458)
Cash and cash equivalents, at beginning of period	2,795	3,253

Cash and cash equivalents, at end of period	$2,532	$2,795

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held on May 22, 2013 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2011 Stock Option Plan and 2011 Recognition and Retention Plan, both of which were approved by our shareholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted -Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	129,184	$15.23	8,921
Equity compensation plans not approved by security holders	-	-	-
Total	129,184	$15.23	8,921

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Century Next Financial Corporation	(1)
3.2	Bylaws of Century Next Financial Corporation	(1)
4.0	Form of Stock Certificate of Century Next Financial Corporation	(1)

No.	Description	Location
10.1	Bank of Ruston Officers’ Deferred Compensation Plan*	(1)
10.2	Bank of Ruston Death Benefit Only Income Continuation Plan*	(1)
10.3	Bank of Ruston Directors’ Indexed Deferred Compensation Plan*	(1)
10.4	Bank of Ruston Directors’ Deferral Income Plan*	(1)
10.5	2011 Stock Option Plan*	(2)
10.6	2011 Recognition and Retention Plan and Trust Agreement*	(2)
21.0	Subsidiaries of the Registrant – Information reported in Item 1	Filed herewith
23.0	Consent of Heard McElroy & Vestal, LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*      Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in the Company’s registration statement on Form S-1, filed June 7, 2010, as amended (SEC File No. 333-167589).
(2)	Incorporated by reference from the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2011 (SEC File No. 000-54133).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY NEXT FINANCIAL CORPORATION

March 21, 2013	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Thomas W. Rogers	Chairman of the Board	March 21, 2013
Thomas W. Rogers, Esq.

/s/ Benjamin L. Denny	President and Chief Executive	March 21, 2013
Benjamin L. Denny	Officer

/s/ Mark A. Taylor	Senior Vice President and Chief	March 21, 2013
Mark A. Taylor, CPA	Financial Officer

/s/ J. Brandon Ewing	Director	March 21, 2013
J. Brandon Ewing

/s/ William D. Hogan	Director	March 21, 2013
William D. Hogan

	Director	March , 2013
Daniel D. Reneau, Jr.

/s/ Scott R. Thompson	Director	March 21, 2013
Scott R. Thompson

/s/ Dan E. O’Neal, III	Director	March 21, 2013
Dan E. O’Neal, III

/s/ Neal Walpole	Director	March 21, 2013
Neal Walpole