Form 10-Q
period 2013-03-31
CENTURY NEXT FINANCIAL Corp
filed 2013-05-10
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

 or

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

$.01 par value Common Stock: 1,058,000 shares issued and 1,055,760 outstanding at May 10, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$6,969	$9,175
Debt securities:
Available-for-sale	4,954	5,061
Held-to-maturity (including $1,241 and $1,285 at fair value)	1,256	1,276
Total Debt Securities	6,210	6,337
Federal Home Loan Bank stock	323	242
Other equity investments	320	320
Loans:
Loans, net of unearned income	96,824	95,581
Loans held for sale	2,150	1,219
Allowance for loan losses	(411)	(374)
Net Loans	98,563	96,426
Accrued interest receivable	600	509
Premises and equipment, net of accumulated depreciation of $1,977 and $1,877	4,016	4,079
Other foreclosed assets	62	-
Other assets	3,996	3,560
TOTAL ASSETS	$121,059	$120,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$9,505	$12,439
Interest-bearing	86,011	82,195
Total Deposits	95,516	94,634
Advances from borrowers for insurance and taxes	51	57
Short-term borrowings (FHLB advances and resale agreements)	4,456	5,278
Long-term borrowings (FHLB advances)	330	340
Accrued interest payable	11	9
Other liabilities	1,064	910
Total Liabilities	101,428	101,228

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued; 1,055,760 outstanding each period	11	11
Additional paid-in capital	10,101	10,047
Treasury Stock, at Cost - (2,240 shares each period)	(29)	(29)
Unearned shares held by Recognition and Retention Plan (31,085 shares each period)	(432)	(432)
Unearned ESOP Shares (58,366 and 59,200 shares)	(584)	(592)
Retained earnings	10,505	10,355
Accumulated other comprehensive income-net of taxes, $30 and $31	59	60
Total Stockholders’ Equity	19,631	19,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,059	$120,648

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except share data)	2013	2012

INTEREST INCOME
Loans (including fees)	$1,387	$1,299
Debt securities:
Taxable	35	26
Tax-exempt	12	3
Other	2	2
Total Interest Income	1,436	1,330

INTEREST EXPENSE
Deposits	133	172
Short-term borrowings	4	4
Long-term debt	3	3
Total Interest Expense	140	179

Net Interest Income	1,296	1,151
Provision for loan losses	36	30
Net Interest Income After Loan Loss Provision	1,260	1,121

NON-INTEREST INCOME
Service charges on deposit accounts	74	61
Loan servicing fees	120	136
Gain (loss) on sale of loans	(38)	1
Other	57	48
Total Non-interest Income	213	246

NON-INTEREST EXPENSE
Salaries and employee benefits	740	684
Occupancy and equipment	152	132
Data processing	81	63
Directors’ expense	42	44
Advertising	35	20
Legal and professional	10	23
Audit and examination fees	42	28
Office supplies	24	11
FDIC deposit insurance	13	15
Foreclosed assets	7	-
Other operating expense	122	131
Total Non-interest Expense	1,268	1,151

Income Before Taxes	205	216
Income Taxes	55	57

NET INCOME	$150	$159

Basic Earnings per Share	$0.16	$0.17

Diluted Earnings per Share	$0.16	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net income	$150	$159
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding gain(losses) arising during the period	(1)	(3)
Less: reclassification adjustments for gains(losses) included in net income	-	-
Net change in unrealized gains(losses) on securities	(1)	(3)
Other comprehensive income(loss), net of tax*	(1)	(3)
Comprehensive income	$149	$156

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
Three Months Ended March 31, 2013 and 2012

						Accumulated
	Common	Additional		Unearned	Unearned	Other
	Stock	Paid-In	Treasury	RRP	ESOP	Comprehensive	Retained
(In thousands)	Amount	Capital	Stock	Shares	Shares	Income (Loss)	Earnings	Total

Balance, December 31, 2011	$11	$9,952	$-	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	-	159	159
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	(3)	-	(3)
Total comprehensive income								156
Shares purchased for RRP	-	-	-	(213)	-	-	-	(213)
ESOP shares released	-	3	-	-	8	-	-	11
Stock option expense	-	20	-	-	-	-	-	20
Amortization of awards under RRP	-	36	-	-	-	-	-	36
Balance March 31, 2012	$11	$10,011	$-	$(578)	$(617)	$87	$9,858	$18,772

Balance, December 31, 2012	$11	$10,047	$(29)	$(432)	$(592)	$60	$10,355	$19,420
Comprehensive income:
Net income	-	-	-	-	-	-	150	150
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	(1)	-	(1)
Total comprehensive income								149
ESOP shares released	-	3	-	-	8	-	-	11
Stock option expense	-	19	-	-	-	-	-	19
Amortization of awards under RRP	-	32	-	-	-	-	-	32
Balance March 31, 2013	$11	$10,101	$(29)	$(432)	$(584)	$59	$10,505	$19,631

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$150	$159
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	36	30
Depreciation and amortization	100	91
Stock-based compensation expense, net of tax benefits	54	59
ESOP shares released	8	8
Net (gain) loss on sale of loans	38	(1)
Income from change in cash surrender value of life insurance	(18)	(14)
Deferred income tax benefit	(45)	(51)
Net amortization of premium and fair value adjustments to investments	1	9
(Increase) decrease in loans held for sale	(969)	1,352
Increase in foreclosed assets	(62)	-
Increase in interest receivable and other assets	(91)	(22)
Increase in accrued interest payable and other liabilities	156	137
Total adjustments	(792)	1,598
Net cash provided (used) by operating activities	(642)	1,757

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	126	195
Net purchase of FHLB stock and other equity investments	(81)	-
Purchases of life insurance	(374)	-
Purchase of fixed assets	(37)	(84)
Net increase in loans	(1,242)	(707)
Net cash provided (used) by investing activities	(1,608)	(596)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	(3,888)	3,378
Net increase in time deposits	4,770	322
Increases in advances from borrowers for insurance and taxes	(6)	(1)
Net increase in FHLB advances	(1,010)	(3,012)
Net increase in securities sold under agreements to repurchase	178	848
Purchase of shares for Recognition and Retention Plan	-	(213)
Net cash provided by financing activities	44	1,322

Net increase (decrease) in cash and cash equivalents	(2,206)	2,483
Cash and cash equivalents, at beginning of period	9,175	5,200

Cash and cash equivalents, at end of period	$6,969	$7,683

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$138	$178
Income taxes	$4	$70

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the year ending December 31, 2013.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from March 31, 2013 through the date these financial statements were issued.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  For public entities, this ASU is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this ASU has not had nor is it expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, at the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follow:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
March 31, 2013	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agency	$5	$-	$-	$5
Government-sponsored enterprises	3,200	1	-	3,201
State and municipal	230	1	-	231
Mortgage-backed securities	1,429	88	-	1,517
Total Available-for-Sale Securities	4,864	90	-	4,954
Securities Held-to-Maturity:
U.S. Government agency	63	-	-	63
State and municipal	1,193	-	14	1,179
Total Held-to-Maturity Securities	1,256	-	14	1,242
Total Debt Securities	$6,120	$90	$14	$6,196

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2012	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agency	$6	$-	$-	$6
Government-sponsored enterprises	3,200	2	5	3,197
State and municipal	230	2	-	232
Mortgage-backed securities	1,535	91	-	1,626
Total Available-for-Sale Securities	4,971	95	5	5,061
Securities Held-to-Maturity:
U.S. Government agency	83	-	-	83
State and municipal	1,193	11	2	1,202
Total Held-to-Maturity Securities	1,276	11	2	1,285
Total Debt Securities	$6,247	$106	$7	$6,346

At March 31, 2013 and December 31, 2012, the carrying amount of securities pledged to secure repurchase agreements and public fund deposits in excess of FDIC insured limits was $2.4 million and $2.3 million, respectively.

Securities with gross unrealized losses at the dates presented follow:

March 31, 2013	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available-for-Sale, at fair value
Total Available-for-Sale Securities	$-	$-	$-	$-	$-
Securities Held-to-Maturity at amortized cost State and municipal	-	-	14	1,179	14
Total Held-to-Maturity Securities	$-	$-	$14	$1,179	$14

December 31, 2012	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available-for-Sale, at fair value Government-sponsored enterprises	-	-	5	995	5
Total Available-for-Sale Securities	$-	$-	$5	$995	$5

Securities Held-to-Maturity at amortized cost State and municipal	-	-	2	329	2
Total Held-to-Maturity Securities	$-	$-	$2	$329	$2

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 follows:

			Over 5
	1 year or	Over 1 year	years to 10	Over 10
(In thousands)	less	to 5 years	years	years	Total
Securities Available-for-Sale, at fair value
U.S. Government agency	$-	$-	$5	$-	$5
Government-sponsored enterprises	-	-	-	3,201	3,201
State and municipal	-	231	-	-	231
Mortgage-backed securities	-	16	10	1,491	1,517
Total Available-for-Sale Securities	$-	$247	$15	$4,692	$4,954
Securities Held-to-Maturity at amortized cost
U.S. Government agency	$-	$63	$-	$-	$63
State and municipal	-	-	-	1,193	1,193
Total Held-to-Maturity Securities	$-	$63	$-	$1,193	$1,256
Total Debt Securities	$-	$310	$15	$5,885	$6,210

The following table summarizes investment activities for the three-month periods ending March 31:

	2013		2012
	Held to	Available	Held to	Available
(In thousands)	Maturity	for Sale	Maturity	for Sale

Purchases of securities	$-	$-	$-	$-
Sales and maturities of securities	$20	$106	$4	$191

Gross realized gains on sales	$-	$-	$-	$-
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$-	$-	$-

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

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at March 31, 2013 and December 31, 2012.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
(In thousands)	2013	2012
Mortgage loans on real estate:
Held for sale 1-4 family	$2,150	$1,219
Residential 1-4 family	40,688	39,380
Commercial	24,216	24,263
Multi-family	3,162	4,701
Land	10,500	8,980
Residential Construction	2,791	2,553
Home equity lines of credit	1,683	1,714
Total mortgage loans on real estate	85,190	82,810
Commercial loans	9,174	9,115
Consumer loans, including overdrafts of $28 and $63	4,610	4,875
Total loans	98,974	96,800
Less: Allowance for loan losses	(411)	(374)
Loans, net	$98,563	$96,426

The Bank is obligated to repurchase those mortgage loans sold which experience an early payment default within 180 days.  At March 31, 2013, loans sold for which the Bank is obligated to repurchase under such circumstances amounted to approximately $17.9 million.  The Bank also is committed to sell loans approximating $2.1 million at March 31, 2013.

The following tables detail loans individually and collectively evaluated for impairment at the following dates:

	March 31, 2013
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$55	$-	$55
Total loans secured by real estate	55	-	55
Consumer loans	12	-	12
Total loans	$67	$-	$67

	December 31, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$115	$-	$115
Total loans secured by real estate	115	-	115
Consumer loans	13	-	13
Total loans	$128	$-	$128

	Impaired Loans
	For the Periods Ended,
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2013

With no related allowance recorded:
Residential-prime	$63	$55	$-	$63	$-
Consumer	$13	$12	$-	$13	$-
Total:
Residential-prime	$63	$55	$-	$63	$-
Consumer	$13	$12	$-	$13	$-

December 31, 2012

With no related allowance recorded:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-
Total:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of March 31, 2013 and December 31, 2012, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	March 31,
(In thousands)	2013	2012
Beginning balance	$374	$245
Provision for loan losses	36	30
Loans charged-offs	-	-
Recoveries of loans previously charged-off	1	12
Ending balance	$411	$287

The following tables detail the balance and changes in the allowance for loan losses by portfolio segment as follows:

	For the Three Months Ended March 31, 2013
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$158	$-	$-	$17	$175
Commercial	96	-	-	10	106
Multi-family	16	-	-	(4)	12
Land	30	-	-	11	41
Residential construction	11	-	-	-	11
Home equity lines of credit	6	-	-	1	7
Totals by loans secured by real estate	317	-	-	35	352
Commercial loans	39	-	-	2	41
Consumer loans	18	-	1	(1)	18
Totals for all loans	$374	$-	$1	$36	$411

	For the Three Months Ended March 31, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$13	$141
Commercial	43	-	-	5	48
Multi-family	12	-	-	3	15
Land	16	-	-	4	20
Residential construction	11	-	-	5	16
Home equity lines of credit	4	-	-	-	4
Totals by loans secured by real estate	204	-	10	30	244
Commercial loans	25	-	-	-	25
Consumer loans	16	-	2	-	18
Totals for all loans	$245	$-	$12	$30	$287

At March 31, 2013 and 2012, the Company had no allowance for loan losses disaggregated by impairment method.

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

Loss – This classification includes those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted.  Even though partial recovery may be possible in the future, it is not practical or desirable to defer writing off these loans.  Accordingly, these loans are charged-off before period end.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at the dates presented as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

March 31, 2013

Loans secured by real estate:
Residential 1-4 family	$42,472	$311	$55	$-	$-	$42,838
Commercial	24,203	13	-	-	-	24,216
Multi-family	3,162	-	-	-	-	3,162
Land	10,500	-	-	-	-	10,500
Residential construction	2,791	-	-	-	-	2,791
Home equity lines of credit	1,683	-	-	-	-	1,683
Totals by loans secured by real estate	84,811	324	55	-	-	85,190
Commercial loans	9,141	33	-	-	-	9,174
Consumer loans	4,588	-	22	-	-	4,610
Totals for all loans	$98,540	$357	$77	$-	$-	$98,974

December 31, 2012

Loans secured by real estate:
Residential 1-4 family	$40,132	$352	$115	$-	$-	$40,599
Commercial	24,250	13	-	-	-	24,263
Multi-family	4,701	-	-	-	-	4,701
Land	8,980	-	-	-	-	8,980
Residential construction	2,553	-	-	-	-	2,553
Home equity lines of credit	1,714	-	-	-	-	1,714
Totals by loans secured by real estate	82,330	365	115	-	-	82,810
Commercial loans	9,081	34	-	-	-	9,115
Consumer loans	4,852	-	23	-	-	4,875
Totals for all loans	$96,263	$399	$138	$-	$-	$96,800

A summary of current, past due, and non-accrual loans at the dates presented were as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans

March 31, 2013

Loans secured by real estate:
Residential 1-4 family	$271	$-	$-	$271	$42,567	$42,838
Commercial	569	2	-	571	23,645	24,216
Multi-family	-	-	-	-	3,162	3,162
Land	-	-	-	-	10,500	10,500
Residential construction	-	-	-	-	2,791	2,791
Home equity lines of credit	-	-	-	-	1,683	1,683
Totals by loans secured by real estate	840	2	-	842	84,348	85,190
Commercial loans	180	-	-	180	8,994	9,174
Consumer loans	5	10	8	23	4,587	4,610
Totals for all loans	$1,025	$12	$8	$1,045	$97,929	$98,974

December 31, 2012

Loans secured by real estate:
Residential 1-4 family	$219	$-	$115	$334	$40,265	$40,599
Commercial	-	2	-	2	24,261	24,263
Multi-family	-	-	-	-	4,701	4,701
Land	-	-	-	-	8,980	8,980
Residential construction	-	-	-	-	2,553	2,553
Home equity lines of credit	-	-	-	-	1,714	1,714
Totals by loans secured by real estate	219	2	115	336	82,474	82,810
Commercial loans	18	-	-	18	9,097	9,115
Consumer loans	70	3	13	86	4,789	4,875
Totals for all loans	$307	$5	$128	$440	$96,360	$96,800

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During the first quarter of 2013, there was no interest income recognized on non-accrual loans.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $1,000.

NOTE 5 – REGULATORY CAPITAL

As of March 31, 2013, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios are also presented in the table for the comparative dates.  There are no conditions or events since that notification that management believes have changed the institution’s category.

					Required to be Well
					Capitalized under Prompt
			Required for Capital		Corrective Action
(Dollars in thousands)	Actual		Adequacy Purposes		Provisions
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,524	17.15%	$7,710	8.00%	$9,637	10.00%
Tier 1 Core capital to risk-weighted assets	$16,433	17.05%	$3,855	4.00%	$5,782	6.00%
Tier 1 Core capital to adjusted total assets	$16,433	13.57%	$4,842	4.00%	$6,053	5.00%
Tangible capital to tangible assets	$16,433	13.57%	$1,816	1.50%	N/A	N/A

December 31, 2012
Total capital to risk-weighted assets	$16,272	16.66%	$7,814	8.00%	$9,768	10.00%
Tier 1 Core capital to risk-weighted assets	$16,218	16.60%	$3,907	4.00%	$5,861	6.00%
Tier 1 Core capital to adjusted total assets	$16,218	13.44%	$4,826	4.00%	$6,032	5.00%
Tangible capital to tangible assets	$16,218	13.44%	$1,810	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	March 31, 2013	December 31, 2012
GAAP equity	$17,076	$16,870
Unrealized gain on debt securities	(59)	(60)
Allowance for loan losses (allowable portion)	411	374
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(584)	(592)
Total risk-based Capital	$16,524	$16,272

NOTE 6 – OTHER COMPREHENSIVE INCOME

The following tables show the related tax effects allocated to each component of other comprehensive income for the respective three-month periods ending:

	For the Three Months Ended March 31, 2013
	Before-Tax	Tax (Expense) or	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(2)	$1	$(1)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(2)	1	(1)
Other comprehensive income(loss)	$(2)	$1	$(1)

	For the Three Months Ended March 31, 2012
	Before-Tax	Tax (Expense) or	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(5)	$2	$(3)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(5)	2	(3)
Other comprehensive income(loss)	$(5)	$2	$(3)

NOTE 7 - DEPOSITS

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Demand and Savings
Noninterest-bearing demand deposits	$9,505	-	$12,439	-
Interest-bearing demand deposits	17,678	0.25%	17,852	0.40%
Money market	10,274	0.50%	10,456	1.00%
Savings	17,551	0.86%	18,149	1.36%
Total Demand and Savings	$55,008		$58,896

Time Deposits
0.00% to 0.99%	$28,276	0.69%	$19,138	0.67%
1.00% to 1.99%	11,571	1.19%	15,354	1.21%
2.00% to 2.99%	181	2.38%	766	2.25%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$40,508		$35,738
Total Deposits	$95,516		$94,634

Scheduled maturities of time deposits at March 31, 2013 are as follows:

2014	$29,072
2015	7,334
2016	2,361
Thereafter	1,741
Total	$40,508

Time deposits of $100,000 or more amounted to approximately $18.5 million at March 31, 2013.  This balance includes $744,000 of brokered deposits in excess of $100,000.  Total time deposits also include an additional $4.5 million in brokered deposits denominated in increments of $1,000.  Deposit insurance coverage includes deposits up to $250,000 with certain restrictions.

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

Fair values of assets and liabilities measured on a recurring basis at the dates presented are as follows:

	March 31, 2013
				Estimated
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Securities available for sale:
FHLB certificates	$-	$1,201	$-	$1,201
FHLMC certificates	-	524	-	524
GNMA certificates	-	10	-	10
FHR certificates	-	21	-	21
FNMA certificates	-	947	-	947
FNR certificates	-	14	-	14
FFCB certificates	-	2,000	-	2,000
SBA pools	-	6	-	6
Municipal securities	-	231	-	231
Total securities available for sale	$-	$4,954	$-	$4,954

	December 31, 2012
				Estimated
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Securities available for sale:
FHLB certificates	$-	$1,201	$-	$1,201
FHLMC certificates	-	624	-	624
GNMA certificates	-	10	-	10
FHR certificates	-	22	-	22
FNMA certificates	-	954	-	954
FNR certificates	-	15	-	15
FFCB certificates	-	1,997	-	1,997
SBA pools	-	6	-	6
Municipal securities	-	232	-	232
Total securities available for sale	$-	$5,061	$-	$5,061

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

Fair values of assets and liabilities measured on a non-recurring basis at the dates presented are as follows:

				Estimated
(In thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2013
Other real estate owned	$-	$62	$-	$62

December 31, 2012
Other real estate owned	$-	$-	$-	$-

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

The following table represents the compensation expense recognized by the Company for the respective three-month periods ended:

	March 31,
(In thousands)	2013	2012
Employee stock ownership plan	$11	$11
Recognition and retention plan	32	36
Stock option plan	19	20
Total compensation expense recognized	$62	$67

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2012 to March 31, 2013 and on its results of operations during the three months ended March 31, 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

The Company’s total assets increased by $411,000 or 0.34% to $121.0 million at March 31, 2013 compared to $120.6 million at December 31, 2012.  The increase in assets was primarily a result of increases in net loans, including loans held for sale, of $2.1 million and other assets of $436,000 partially offset by a decrease in cash and cash equivalents of $2.2 million.

Cash and cash equivalents decreased $2.2 million or 24.0% to $7.0 million at March 31, 2013 compared to $9.2 million at December 31, 2012 primarily from use in funding lending activity.

Total debt and equity securities decreased from $6.90 million at December 31, 2012 to $6.86 million at March 31, 2013.  The net decrease of $46,000 or 0.67% was the result of scheduled payments and other pay downs for the three-month period ended March 31, 2013.

Total loans, net of deferred fees and allowance for loan losses, increased over the three-month period ended March 31, 2013 by $2.1 million or 2.2% compared to December 31, 2012.  Total net loans at March 31, 2013 were $98.6 million compared to $96.4 million at December 31, 2012.  Loans secured by 1-4 family residential properties increased $2.2 million, which includes an increase of $931,000 in loans held for sale, land loans increased $1.5 million, residential construction increased $238,000, and commercial loans, not secured by real estate, increased $59,000.  This was partially offset by decreases in multi-family loans of $1.5 million, consumer loans, not secured by real estate, of $265,000, commercial real estate loans of $47,000, and home equity lines of credit of $31,000.

Total deposits at March 31, 2013 were up $882,000 or 0.93% to $95.5 million compared to $94.6 million at December 31, 2012.  The net increase included an increase in time deposits of $4.8 million partially offset by decreases in noninterest-bearing demand deposits of $2.9 million, savings deposits of $598,000, money market deposits of $182,000, and interest-bearing demand deposits of $174,000.  The increase in time deposits included an increase in brokered time deposits of $5.2 million from none at December 31, 2012.  The average maturity of the brokered deposits is approximately three years.

Total borrowings, consisting of Federal Home Loan Bank advances and securities sold under agreements to repurchase, decreased to $4.8 million at March 31, 2013 from $5.6 million at December 31, 2012, a decrease of $832,000 or 15.7%.

Total Stockholders’ Equity increased by $211,000 or 1.1% to $19.6 million at March 31, 2013 compared to $19.4 million at December 31, 2012.  The increase for the three-month period primarily resulted from net income of $150,000, an increase in additional paid in capital of $54,000 from equity compensation, and the release of shares for the employee stock ownership plan of $8,000 offset by a decrease in accumulated other comprehensive income of $1,000.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Our net income was $150,000 for the three months ended March 31, 2013, a $9,000 or 5.7%, decrease over net income of $159,000 for the three months ended March 31, 2012.  Our average interest rate spread increased by 23 basis points to 4.69% for the three months ended March 31, 2013 over the first quarter of 2012, while our net interest margin increased 18 basis points to 4.81% in the first quarter of 2013 compared to the first quarter of 2012.

Our total interest income was $1.44 million for the three months ended March 31, 2013, compared to $1.33 million for the three months ended March 31, 2012, a $106,000, or 8.0%, increase.  The increase in interest income in the three-month period ended March 31, 2013 over the comparable period in 2012 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans.  The average rate earned on earning assets decreased by 2 basis points to 5.33% in the quarter ended March 31, 2013 compared to 5.35% in the quarter ended March 31, 2012.

Our total interest expense was $140,000 for the three months ended March 31, 2013, a decrease of $39,000, or 21.8%, compared to $179,000 of interest expense during the first quarter of 2012.  The average rate paid on our interest-bearing liabilities decreased by 25 basis points to 0.64% in the quarter ended March 31, 2013 compared to 0.89% in the quarter ended March 31, 2012.  The decrease was primarily due to a reduction in the average rate paid on savings, money market and time deposits and other borrowings.

Our provision for loan losses amounted to $36,000 for the quarter ended March 31, 2013, compared to $30,000 for the quarter ended March 31, 2012.  The increase in loan loss provision was primarily due to loan growth and adjustments to economic and other qualitative factors.

Our loans, net of unearned income and allowance for loan losses, increased by $2.1 million during the quarter ended March 31, 2013 from December 31, 2012, which included $16.8 million in loan originations, offset by sales of $5.0 million and repayments of loans of $9.7 million.  At March 31, 2013, our allowance for loan losses amounted to $411,000, or 0.42% of loans, net of unearned loan fees.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $79,000 at March 31, 2013, compared to $133,000 at December 31, 2012.  At March 31, 2013, our allowance for loan losses amounted to 520.3% of total non-performing loans.  There were no charge-offs of loans during the three months ended March 31, 2013, however, recoveries amounted to $1,000.

Our total non-interest income amounted to $213,000 for the quarter ended March 31, 2013 compared to $246,000 for the quarter ended March 31, 2012, a decrease of $33,000 or 13.4%.  The primary reason for the decrease during the three-month period ended March 31, 2013 was decreases in loan servicing fees of $16,000 and gain on sale of loans of $39,000 partially offset by increases in service charges on deposits of $15,000 and other non-interest income items of $7,000.

Our total non-interest expense increased by $117,000 or 10.2% to $1.27 million for the three months ended March 31, 2013, compared to $1.15 million for the three months ended March 31, 2012.  The primary reasons for the increase in non-interest expense were increases in salaries and benefits of $56,000, occupancy and equipment of $20,000, data processing of $18,000, advertising of $15,000 audit and examination fees of $14,000, office supplies of $13,000, and foreclosed assets of $7,000.  The increases were partially offset by decreases in directors’ expense of $2,000, legal and professional of $13,000, FDIC deposit insurance of $2,000, and other operating expense of $9,000.  For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, the increase in data processing was due mostly to software maintenance expense and consulting, the increase in advertising was primarily due to additional program advertising, the increase in audit and examination fees was due primarily to additional internal auditing fees, the increase in office supplies expense was due to increased purchases of usable goods, and the increase in foreclosed assets was due to foreclosure of one real estate property.

At March 31, 2013 and 2012, we had 37 and 35 full-time equivalent employees, respectively.

Income tax expense for the three months ended March 31, 2013 amounted to $55,000, a decrease of $2,000 compared to $57,000 for the quarter ended March 31, 2012 resulting in effective tax rates of 26.8% and 26.4%, respectively.

Net Interest Income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, is the principal component of our earnings. The following table provides a summary of average earning assets and interest-bearing liabilities as well as the income or expense attributable to each item for the periods indicated.

Average Balances, Net Interest Income, Yields Earned, and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
(Dollars in thousands)	2013			2012
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$97,425	$1,387	5.77%	$86,635	$1,299	6.03%
Debt Securities	6,266	47	3.04%	6,961	29	1.68%
Other earning assets	5,584	2	0.15%	6,387	2	0.13%

Total earning assets	109,275	1,436	5.33%	99,983	1,330	5.35%

Non-earning assets	9,189			8,720
Total Assets	$118,464			$108,703

Interest-bearing liabilities:
Interest-bearing checking	$17,587	$11	0.25%	$15,446	$12	0.31%
Savings & MMDA	27,468	38	0.56%	26,731	62	0.93%
Time deposits	36,583	84	0.93%	34,010	98	1.16%
Other borrowings	6,470	7	0.44%	4,272	7	0.66%

Total interest-bearing liabilities	88,108	140	0.64%	80,459	179	0.89%

Noninterest-bearing deposits	9,678			8,534
Other liabilities	1,054			990

Total Liabilities	98,840			89,983
Shareholders’ equity	19,623			18,720
Total Liabilities and
Shareholders’ Equity	$118,463			$108,703

Net Interest Income & Spread		$1,296	4.69%		$1,151	4.46%

Net Interest Margin(2)			4.81%			4.63%
Average earning assets to interest-bearing liabilities			124.02%			124.27%

1)
Loan interest income includes fee income of $28,000 and $57,000 for the three months ended March 31, 2013 and 2012, respectively. Average quarterly balance of loans includes average deferred loan fees of $68,000 and $70,000 for March 31, 2013 and 2012, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Asset Quality

“Classified loans” are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management.  Classified loans include both performing and nonperforming loans. During the first quarter of 2013, the Company continued to closely monitor all of its more significant loans, including all loans previously classified.

At March 31, 2013, the Company had $434,000 in classified loans compared to $537,000 at December 31, 2012.  Of these loans, at March 31, 2013, $367,000 was accruing loans and $67,000 was non-accruing loans.  Total loans included in classified loans at March 31, 2013 that were evaluated for impairment was $67,000 compared to $128,000 evaluated for impairment and included in classified loans at December 31, 2012.  A loan “impairment” is a designation required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At March 31, 2013, we had $79,000 in non-performing loans.  This compares to $133,000 in non-performing loans at December 31, 2012.  Non-performing loans as a percentage of total loans at March 31, 2013 were 0.08% as compared to 0.14% at December 31, 2012.

During the quarter ended March 31, 2013, the Company foreclosed on a delinquent loan secured by residential 1-4 family real estate that had previously been included in non-accrual loans with an outstanding balance of $62,000.  Foreclosed assets are recorded at the lesser of the outstanding loan balance or cost at the time of foreclosure or fair value less estimated selling expenses.  Total foreclosed assets at March 31, 2013 were $62,000.  There were no foreclosed assets at December 31, 2012.  Total non-performing assets, including non-performing loans and foreclosed assets, as a percentage of total assets at March 31, 2013 were 0.12% compared to 0.11% at December 31, 2012.

The Company recovered $1,000 of loan balances previously charged off in prior years and had no charge offs of loan balances during the quarter ended March 31, 2013.  This compares $12,000 of recoveries and no charge offs during the quarter ended March 31, 2012.

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

During the quarter ended March 31, 2013, we made a provision of $36,000 compared to a provision of $30,000 for the quarter ended March 31, 2012.  At March 31, 2013, the Company had $79,000 of non-performing loans compared to $78,000 at March 31, 2012.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $7.0 million at March 31, 2013.

A portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  During the first quarter of 2013, the Company initiated the sale of brokered deposits as an additional source of funding.  This funding source presented the Company with the benefits of lower cost fixed-rate funding for a longer term with an average maturity of approximately three years.  At March 31, 2013, the Company had short-term and long-term advances from the Federal Home Loan Bank of Dallas in the amounts of $3.5 million and $330,000, respectively with a total borrowing capacity of $42.6 million.  In addition, the Company had outstanding brokered deposits of $5.2 million.  Bank of Ruston was also a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million. There were no amounts purchased under this agreement as of March 31, 2013.

At March 31, 2013, the Company had outstanding loan commitments of $5.0 million to originate loans and $7.4 million of unfunded commitments under lines of credit.  At March 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $29.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At March 31, 2013, the Bank exceeded each of its capital requirements with ratios of 13.57%, 17.05% and 17.15%, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s purchase activity during the three-month period ended March 31, 2013:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs (1)
January 1-31, 2013	-	$-	-	1,220
February 1-28, 2013	-	$-	-	1,220
March 1-31, 2013	-	$-	-	1,220

Total	-	$-	-	1,220

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

CENTURY NEXT FINANCIAL CORPORATION

Date: May 10, 2013	By:	/s/ Benjamin L. Denny
Benjamin L. Denny
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Mark A. Taylor
Mark A. Taylor, CPA
Senior Vice President and Chief Financial Officer