Form 10-Q
period 2013-06-30
CENTURY NEXT FINANCIAL Corp
filed 2013-08-09
CIK 1493006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

 or

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

$.01 par value Common Stock: 1,058,000 shares issued and 1,053,409 outstanding at August 9, 2013

1

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$7,549	$9,175
Debt securities:
Available-for-sale	4,650	5,061
Held-to-maturity (including $1,078 and $1,285 at fair value)	1,216	1,276
Total Debt Securities	5,866	6,337
Federal Home Loan Bank stock	328	242
Other equity investments	320	320
Loans:
Loans, net of unearned income	102,266	95,581
Loans held for sale	1,987	1,219
Allowance for loan losses	(450)	(374)
Net Loans	103,803	96,426
Accrued interest receivable	528	509
Premises and equipment, net of accumulated depreciation of $2,078 and $1,877	3,913	4,079
Other foreclosed assets	62	-
Other assets	3,972	3,560
TOTAL ASSETS	$126,341	$120,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,873	$12,439
Interest-bearing	86,726	82,195
Total Deposits	97,599	94,634
Advances from borrowers for insurance and taxes	81	57
Short-term borrowings (FHLB advances and resale agreements)	7,613	5,278
Long-term borrowings (FHLB advances)	321	340
Accrued interest payable	14	9
Other liabilities	1,043	910
Total Liabilities	106,671	101,228

Stockholders’ equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	-	-
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,058,000 issued; 1,053,409 and 1,055,760 outstanding	11	11
Additional paid-in capital	10,039	10,047
Treasury Stock, at Cost - (4,591 and 2,240 shares)	(60)	(29)
Unearned shares held by Recognition and Retention Plan (23,185 and 31,085 shares)	(317)	(432)
Unearned ESOP Shares (57,532 and 59,200 shares)	(576)	(592)
Retained earnings	10,644	10,355
Accumulated other comprehensive income(loss)-net of taxes, $(37) and $31	(71)	60
Total Stockholders’ Equity	19,670	19,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,341	$120,648

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2013	2012	2013	2012
INTEREST INCOME
Loans (including fees)	$1,455	$1,276	$2,842	$2,575
Debt securities:
Taxable	34	25	69	51
Tax-exempt	12	3	24	6
Other	2	3	4	5
Total Interest Income	1,503	1,307	2,939	2,637

INTEREST EXPENSE
Deposits	134	156	267	328
Short-term borrowings	3	2	7	6
Long-term debt	2	3	5	6
Total Interest Expense	139	161	279	340

Net Interest Income	1,364	1,146	2,660	2,297
Provision for loan losses	36	30	72	60
Net Interest Income After Loan Loss Provision	1,328	1,116	2,588	2,237

NON-INTEREST INCOME
Service charges on deposit accounts	65	63	139	124
Loan servicing fees	122	192	242	328
Loss on sale of loans	(38)	(36)	(76)	(35)
Gain on sales of available-for-sale securities	-	5	-	5
Gain on sale of foreclosed assets	-	1	-	1
Gain on sale of fixed assets	10	-	10	-
Other	65	55	122	103
Total Non-interest Income	224	280	437	526

NON-INTEREST EXPENSE
Salaries and employee benefits	723	707	1,463	1,394
Occupancy and equipment	162	136	314	268
Data processing	84	70	165	133
Directors’ expense	46	47	88	91
Advertising	54	38	89	58
Legal and professional	50	36	60	59
Audit and examination fees	40	25	82	53
Office supplies	14	13	38	24
FDIC deposit insurance	15	15	28	30
Foreclosed assets	19	-	26	-
Other operating expense	123	129	245	257
Total Non-interest Expense	1,330	1,216	2,598	2,367

Income Before Taxes	222	180	427	396
Income Taxes	83	76	138	133

NET INCOME	$139	$104	$289	$263

Basic Earnings per Share	$0.14	$0.11	$0.30	$0.27

Diluted Earnings per Share	$0.14	$0.11	$0.30	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$139	$104	$289	$263
Other comprehensive income(loss), net of tax*
Unrealized gains(losses) on securites:
Unrealized holding gain(losses) arising during the period	(130)	(5)	(131)	(8)
Less: reclassification adjustments for gains(losses) included in net income	-	-	-	-
Net change in unrealized gains(losses) on securities	(130)	(5)	(131)	(8)
Other comprehensive income(loss), net of tax*	(130)	(5)	(131)	(8)
Comprehensive income	$9	$99	$158	$255

The accompanying notes are an integral part of the consolidated financial statements.

*All other comprehensive amounts are shown net of tax.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
Six Months Ended June 30, 2013 and 2012

(In thousands)	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Unearned RRP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2011	$11	$9,952	$-	$(365)	$(625)	$90	$9,699	$18,762
Comprehensive income:
Net income	-	-	-	-	-	-	263	263
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	(8)	-	(8)
Total comprehensive income								255
Shares purchased for RRP	-	-	-	(213)	-	-	-	(213)
Shares vested and issued for RRP	-	(146)	-	146	-	-	-	-
ESOP shares released	-	6	-	-	16	-	-	22
Stock option expense	-	38	-	-	-	-	-	38
Amortization of awards under RRP	-	74	-	-	-	-	-	74
Purchase of treasury stock (2,240 shares)	-	-	(29)	-	-	-	-	(29)
Balance June 30, 2012	$11	$9,924	$(29)	$(432)	$(609)	$82	$9,962	$18,909

Balance, December 31, 2012	$11	$10,047	$(29)	$(432)	$(592)	$60	$10,355	$19,420
Comprehensive income:
Net income	-	-	-	-	-	-	289	289
Unrealized gains (losses) on securities available for sale, net of tax	-	-	-	-	-	(131)	-	(131)
Total comprehensive income								158
Shares vested and issued for RRP	-	(115)	-	115	-	-	-	-
ESOP shares released	-	6	-	-	16	-	-	22
Stock option expense	-	38	-	-	-	-	-	38
Amortization of awards under RRP	-	63	-	-	-	-	-	63
Purchase of treasury stock (2,351 shares)	-	-	(31)	-	-	-	-	(31)
Balance June 30, 2013	$11	$10,039	$(60)	$(317)	$(576)	$(71)	$10,644	$19,670

The accompanying notes are an integral part of the consolidated financial statements.

CENTURY NEXT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$289	$263
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for possible loan losses	72	60
Depreciation and amortization	201	185
Stock-based compensation expense, net of tax benefits	107	118
ESOP shares released	16	16
Net loss on sale of loans	76	35
Net gain on sale of available-for-sale securities	-	(5)
Net gain on sale of foreclosed assets	-	(1)
Net gain on sale of fixed assets	(10)	-
Income from change in cash surrender value of life insurance	(29)	(29)
Deferred income tax benefit	(43)	(24)
Net amortization of premium and fair value adjustments to investments	196	26
(Increase) decrease in loans held for sale	(844)	1,759
Increase in foreclosed assets	(62)	-
Increase in interest receivable and other assets	(116)	(63)
Increase in accrued interest payable and other liabilities	138	57
Total adjustments	(298)	2,134
Net cash provided (used) by operating activities	(9)	2,397

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	275	2,793
Net sale (purchase) of FHLB stock and other equity investments	(86)	221
Proceeds from sales of foreclosed assets	-	10
Purchases of life insurance	(374)	-
Purchase of fixed assets	(35)	(103)
Net increase in loans	(6,681)	(2,169)
Net cash provided (used) by investing activities	(6,891)	752

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	(2,832)	3,154
Net increase in time deposits	5,797	738
Increases in advances from borrowers for insurance and taxes	24	6
Net increase (decrease) in FHLB advances	1,981	(3,022)
Net increase in securities sold under agreements to repurchase	335	920
Purchase of treasury stock	(31)	(29)
Purchase of shares for Recognition and Retention Plan	-	(213)
Net cash provided by financing activities	5,274	1,554

Net increase (decrease) in cash and cash equivalents	(1,626)	4,703
Cash and cash equivalents, at beginning of period	9,175	5,200

Cash and cash equivalents, at end of period	$7,549	$9,903

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$274	$341
Income taxes	$184	$202

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Next Financial Corporation (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results which may be expected for the year ending December 31, 2013.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2013 through the date these financial statements were issued.

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

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate “OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes.  ASU 2013-10 permits the Fed Funds Effective Swap Rate or OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes.  Before the amendments in ASU 2013-10, only the U.S. Treasury obligations rate (UST) of the U.S. government and the London Interbank Offered Rate (LIBOR) are considered benchmark interest rates for hedge accounting purposes.  As a result of the financial crisis in 2008, the exposure to and the demand for hedging the Fed Funds rate have increased significantly.  That demand has been driven by an increased focus by banks on their sources of funding (including an increased focus on overnight interbank borrowings or surplus balances held at the Federal Reserve), the greater (and sometimes volatile) spread between LIBOR and OIS, and new regulatory measures to curb systemic risks (such as increased collateralization of derivatives).  Considering the increased importance of OIS, the objective of ASU 2013-10 is to provide for the inclusion of the OIS as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments of ASU 2013-10 are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU has not had nor is it expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 applies to all entities that have unrecognized tax benefits when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain circumstances as explained in the Update.  For public entities, the amendments of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of securities, with the gross unrealized gains and losses, follow:

(In thousands)
June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agency	$5	$-	$-	$5
Government-sponsored enterprises	3,200	-	178	3,022
State and municipal	230	2	-	232
Mortgage-backed securities	1,322	69	-	1,391
Total Available-for-Sale Securities	4,757	71	178	4,650
Securities Held-to-Maturity:
U.S. Government agency	23	-	-	23
State and municipal	1,193	-	138	1,055
Total Held-to-Maturity Securities	1,216	-	138	1,078
Total Debt Securities	$5,973	$71	$316	$5,728

(In thousands)
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agency	$6	$-	$-	$6
Government-sponsored enterprises	3,200	2	5	3,197
State and municipal	230	2	-	232
Mortgage-backed securities	1,535	91	-	1,626
Total Available-for-Sale Securities	4,971	95	5	5,061
Securities Held-to-Maturity:
U.S. Government agency	83	-	-	83
State and municipal	1,193	11	2	1,202
Total Held-to-Maturity Securities	1,276	11	2	1,285
Total Debt Securities	$6,247	$106	$7	$6,346

At June 30, 2013 and December 31, 2012, the carrying amount of securities pledged to secure repurchase agreements and public fund deposits in excess of FDIC insured limits was $2.2 million and $2.3 million, respectively.

Securities with gross unrealized losses at the dates presented follow:

June 30, 2013	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$-	$-	$178	$3,022	$178
Total Available-for-Sale Securities	$-	$-	$178	$3,022	$178

Securities Held-to-Maturity at amortized cost
State and municipal	-	-	138	1,055	138
Total Held-to-Maturity Securities	$-	$-	$138	$1,055	$138

December 31, 2012	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available-for-Sale, at fair value
Government-sponsored enterprises	$-	$-	$5	$995	$5
Total Available-for-Sale Securities	$-	$-	$5	$995	$5

Securities Held-to-Maturity at amortized cost
State and municipal	-	-	2	329	2
Total Held-to-Maturity Securities	$-	$-	$2	$329	$2

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013 follows:

June 30, 2013
(In thousands)	1 year or less	Over 1 year to 5 years	Over 5 years to 10 years	Over 10 years	Total
Securities Available-for-Sale, at fair value
U.S. Government agency	$-	$-	$5	$-	$5
Government-sponsored enterprises	-	-	-	3,022	3,022
State and municipal	-	232	-	-	232
Mortgage-backed securities	-	14	10	1,367	1,391
Total Available-for-Sale Securities	$-	$246	$15	$4,389	$4,650
Securities Held-to-Maturity at amortized cost
U.S. Government agency	$-	$23	$-	$-	$23
State and municipal	-	-	-	1,193	1,193
Total Held-to-Maturity Securities	$-	$23	$-	$1,193	$1,216
Total Debt Securities	$-	$269	$15	$5,582	$5,866

The following table summarizes investment activities for the six-month periods ending June 30:

	2013		2012
(In thousands)	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

Purchases of securities	$-	$-	$-	$-
Sales and maturities of securities	$60	$215	$8	$2,780

Gross realized gains on sales	$-	$-	$-	$5
Gross realized losses on sales	$-	$-	$-	$-

Net tax expense applicable to net gains	$-	$-	$-	$2

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

Market changes in interest rates and credit spreads will cause normal fluctuations in the market value of securities and the possibility of temporary unrealized losses.  The Company has determined that there was no other-than-temporary impairment associated with these securities at June 30, 2013 and December 31, 2012.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
(In thousands)	2013	2012
Mortgage loans on real estate:
Held for sale 1-4 family	$1,987	$1,219
Residential 1-4 family	41,114	39,380
Commercial	25,774	24,263
Multi-family	4,094	4,701
Land	10,885	8,980
Residential Construction	2,789	2,553
Home equity lines of credit	1,633	1,714
Total mortgage loans on real estate	88,276	82,810
Commercial loans	11,622	9,115
Consumer loans, including overdrafts of $17 and $63	4,355	4,875
Total loans	104,253	96,800
Less: Allowance for loan losses	(450)	(374)
Loans, net	$103,803	$96,426

The Bank is obligated to repurchase those mortgage loans sold which experience an early payment default within 180 days.  At June 30, 2013, loans sold for which the Bank is obligated to repurchase under such circumstances amounted to approximately $20.9 million.  The Bank also is committed to sell loans approximating $2.0 million at June 30, 2013.

The following tables detail loans individually and collectively evaluated for impairment at the following dates:

	June 30, 2013
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$53	$-	$53
Total loans secured by real estate	53	-	53
Consumer loans	7	-	7
Total loans	$60	$-	$60

	December 31, 2012
	Loans Evaluated for Impairment
(In thousands)	Individually	Collectively	Total
Loans secured by real estate:
Residential 1-4 family	$115	$-	$115
Total loans secured by real estate	115	-	115
Consumer loans	13	-	13
Total loans	$128	$-	$128

	Impaired Loans
	For the Periods Ended,
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2013

With no related allowance recorded:
Residential-prime	$63	$53	$-	$63	$-
Consumer	$8	$7	$-	$8	$-
Total:
Residential-prime	$63	$53	$-	$63	$-
Consumer	$8	$7	$-	$8	$-

December 31, 2012

With no related allowance recorded:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-
Total:
Residential-prime	$123	$115	$-	$122	$-
Consumer	$15	$13	$-	$15	$-

Under ASU No. 2010-20, separate disclosures are required for troubled-debt restructurings (TDRs).  As of June 30, 2013 and December 31, 2012, the Company had no TDRs to report.

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

A summary of changes in the allowance for loan losses is as follows:

	June 30,
(In thousands)	2013	2012
Beginning balance	$374	$245
Provision for loan losses	72	60
Loans charged-offs	-	-
Recoveries of loans previously charged-off	4	13
Ending balance	$450	$318

The following tables detail the balance and changes in the allowance for loan losses by portfolio segment as follows:

	For the Six Months Ended June 30, 2013
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$158	$-	$-	$22	$180
Commercial	96	-	-	21	117
Multi-family	16	-	-	1	17
Land	30	-	-	14	44
Residential construction	11	-	-	-	11
Home equity lines of credit	6	-	-	1	7
Totals by loans secured by real estate	317	-	-	59	376
Commercial loans	39	-	-	17	56
Consumer loans	18	-	4	(4)	18
Totals for all loans	$374	$-	$4	$72	$450

	For the Six Months Ended June 30, 2012
	Beginning				Ending
(In thousands)	Balance	Chargeoffs	Recoveries	Provision	Balance

Loans secured by real estate:
Residential 1-4 family	$118	$-	$10	$41	$169
Commercial	43	-	-	9	52
Multi-family	12	-	-	2	14
Land	16	-	-	2	18
Residential construction	11	-	-	1	12
Home equity lines of credit	4	-	-	-	4
Totals by loans secured by real estate	204	-	10	55	269
Commercial loans	25	-	1	5	31
Consumer loans	16	-	2	-	18
Totals for all loans	$245	$-	$13	$60	$318

At June 30, 2013 and 2012, the Company had no allowance for loan losses disaggregated by impairment method.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below illustrates the carrying amount of loans by credit quality indicator at the dates presented as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
June 30, 2013

Loans secured by real estate:
Residential 1-4 family	$42,776	$272	$53	$-	$-	$43,101
Commercial	25,762	12	-	-	-	25,774
Multi-family	4,094	-	-	-	-	4,094
Land	10,885	-	-	-	-	10,885
Residential construction	2,789	-	-	-	-	2,789
Home equity lines of credit	1,633	-	-	-	-	1,633
Totals by loans secured by real estate	87,939	284	53	-	-	88,276
Commercial loans	11,567	55	-	-	-	11,622
Consumer loans	4,337	-	18	-	-	4,355
Totals for all loans	$103,843	$339	$71	$-	$-	$104,253

December 31, 2012

Loans secured by real estate:
Residential 1-4 family	$40,132	$352	$115	$-	$-	$40,599
Commercial	24,250	13	-	-	-	24,263
Multi-family	4,701	-	-	-	-	4,701
Land	8,980	-	-	-	-	8,980
Residential construction	2,553	-	-	-	-	2,553
Home equity lines of credit	1,714	-	-	-	-	1,714
Totals by loans secured by real estate	82,330	365	115	-	-	82,810
Commercial loans	9,081	34	-	-	-	9,115
Consumer loans	4,852	-	23	-	-	4,875
Totals for all loans	$96,263	$399	$138	$-	$-	$96,800

A summary of current, past due, and non-accrual loans at the dates presented were as follows:

	Past Due	Past Due Over 90 Days
	30-89		Non-	Total		Total
(In thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
June 30, 2013

Loans secured by real estate:
Residential 1-4 family	$5	$-	$-	$5	$43,096	$43,101
Commercial	920	2	-	922	24,852	25,774
Multi-family	-	-	-	-	4,094	4,094
Land	-	-	-	-	10,885	10,885
Residential construction	-	-	-	-	2,789	2,789
Home equity lines of credit	-	-	-	-	1,633	1,633
Totals by loans secured by real estate	925	2	-	927	87,349	88,276
Commercial loans	32	-	-	32	11,590	11,622
Consumer loans	27	10	-	37	4,318	4,355
Totals for all loans	$984	$12	$-	$996	$103,257	$104,253

December 31, 2012

Loans secured by real estate:
Residential 1-4 family	$219	$-	$115	$334	$40,265	$40,599
Commercial	-	2	-	2	24,261	24,263
Multi-family	-	-	-	-	4,701	4,701
Land	-	-	-	-	8,980	8,980
Residential construction	-	-	-	-	2,553	2,553
Home equity lines of credit	-	-	-	-	1,714	1,714
Totals by loans secured by real estate	219	2	115	336	82,474	82,810
Commercial loans	18	-	-	18	9,097	9,115
Consumer loans	70	3	13	86	4,789	4,875
Totals for all loans	$307	$5	$128	$440	$96,360	$96,800

Interest income on impaired loans, other than non-accrual loans, is recognized on an accrual basis.  Interest income on non-accrual loans is recognized only as collected.  During the first six months of 2013, there was no interest income recognized on non-accrual loans.  If the non-accrual loans had been accruing interest at their original contracted rates, related income would have been $1,000.

Total non-accrual loans at June 30, 2013 that were not past due and, consequently, not included in the above table amounted to $60,000.

NOTE 5 – REGULATORY CAPITAL

As of June 30, 2013, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  The Bank’s actual capital amounts and ratios are also presented in the table for the comparative dates.  There are no conditions or events since that notification that management believes have changed the institution’s category.

(Dollars in thousands)	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$16,794	16.49%	$8,148	8.00%	$10,185	10.00%
Tier 1 Core capital to risk-weighted assets	$16,664	16.36%	$4,074	4.00%	$6,111	6.00%
Tier 1 Core capital to adjusted total assets	$16,664	13.19%	$5,054	4.00%	$6,317	5.00%
Tangible capital to tangible assets	$16,664	13.19%	$1,895	1.50%	N/A	N/A

December 31, 2012
Total capital to risk-weighted assets	$16,272	16.66%	$7,814	8.00%	$9,768	10.00%
Tier 1 Core capital to risk-weighted assets	$16,218	16.60%	$3,907	4.00%	$5,861	6.00%
Tier 1 Core capital to adjusted total assets	$16,218	13.44%	$4,826	4.00%	$6,032	5.00%
Tangible capital to tangible assets	$16,218	13.44%	$1,810	1.50%	N/A	N/A

The following is a reconciliation of GAAP equity to regulatory risk-based capital:

(In thousands)	June 30, 2013	December 31, 2012
GAAP equity	$17,169	$16,870
Unrealized gain on debt securities	71	(60)
Allowance for loan losses (allowable portion)	450	374
Equity investments required to be deducted	(320)	(320)
Unearned levered ESOP shares	(576)	(592)
Total risk-based Capital	$16,794	$16,272

NOTE 6 – OTHER COMPREHENSIVE INCOME

The following tables show the related tax effects allocated to each component of other comprehensive income for the respective six-month periods ending:

	For the Six Months Ended June 30, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(198)	$67	$(131)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(198)	67	(131)
Other comprehensive income(loss)	$(198)	$67	$(131)

	For the Six Months Ended June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during the period	$(12)	$4	$(8)
Less: reclassification adjustment for gains(losses) realized in net income	-	-	-
Net unrealized gains(losses)	(12)	4	(8)
Other comprehensive income(loss)	$(12)	$4	$(8)

NOTE 7 - DEPOSITS

Deposits at the respective dates are summarized as follows:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand and Savings
Noninterest-bearing demand deposits	$10,873	-	$12,439	-
Interest-bearing demand deposits	17,138	0.44%	17,852	0.25%
Money market	10,439	0.40%	10,456	0.50%
Savings	17,614	0.54%	18,149	0.86%
Total Demand and Savings	$56,064		$58,896

Time Deposits
0.00% to 0.99%	$29,493	0.61%	$19,138	0.69%
1.00% to 1.99%	11,381	1.20%	15,354	1.19%
2.00% to 2.99%	181	2.00%	766	2.38%
3.00% to 3.99%	480	3.18%	480	3.18%
Total Time Deposits	$41,535		$35,738
Total Deposits	$97,599		$94,634

Scheduled maturities of time deposits at June 30, 2013 are as follows:

2014	$28,652
2015	7,206
2016	2,850
Thereafter	2,827
Total	$41,535

Time deposits of $100,000 or more amounted to approximately $18.5 million at June 30, 2013.  This balance includes $744,000 of brokered deposits in excess of $100,000.  Total time deposits also include an additional $6.1 million in brokered deposits denominated in increments of $1,000.  Deposit insurance coverage includes deposits up to $250,000 with certain restrictions.

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

20

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

Fair values of assets and liabilities measured on a recurring basis at the dates presented are as follows:

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$1,138	$-	$1,138
FHLMC certificates	-	436	-	436
GNMA certificates	-	10	-	10
FHR certificates	-	19	-	19
FNMA certificates	-	914	-	914
FNR certificates	-	13	-	13
FFCB certificates	-	1,883	-	1,883
SBA pools	-	5	-	5
Municipal securities	-	232	-	232
Total securities available for sale	$-	$4,650	$-	$4,650

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
Securities available for sale:
FHLB certificates	$-	$1,201	$-	$1,201
FHLMC certificates	-	624	-	624
GNMA certificates	-	10	-	10
FHR certificates	-	22	-	22
FNMA certificates	-	954	-	954
FNR certificates	-	15	-	15
FFCB certificates	-	1,997	-	1,997
SBA pools	-	6	-	6
Municipal securities	-	232	-	232
Total securities available for sale	$-	$5,061	$-	$5,061

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

Fair values of assets and liabilities measured on a non-recurring basis at the dates presented are as follows:

(In thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
June 30, 2013
Other real estate owned	$-	$62	$-	$62

December 31, 2012
Other real estate owned	$-	$-	$-	$-

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

The following table represents the compensation expense recognized by the Company for the respective six-month periods ended:

	June 30,
(In thousands)	2013	2012
Employee stock ownership plan	$22	$22
Recognition and retention plan	63	74
Stock option plan	38	38
Total compensation expense recognized	$123	$134

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Century Next Financial Corporation (the “Company”) from December 31, 2012 to June 30, 2013 and on its results of operations during the three- and six- month periods ended June 30, 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Financial Overview

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

The Company’s total assets increased by $5.7 million or 4.7% to $126.3 million at June 30, 2013 compared to $120.6 million at December 31, 2012.  The increase in assets was primarily a result of increases in net loans, including loans held for sale, of $7.4 million and other assets, including FHLB Bank stock, accrued interest receivable, and foreclosed assets, of $579,000 partially offset by decreases in cash and cash equivalents of $1.6 million, debt securities of $471,000, and premises and equipment of $166,000.

Cash and cash equivalents decreased $1.6 million or 17.7% to $7.5 million at June 30, 2013 compared to $9.2 million at December 31, 2012 primarily from use in funding lending activity.

Total debt and equity securities decreased from $6.9 million at December 31, 2012 to $6.5 million at June 30, 2013.  The net decrease of $385,000 or 5.6% was the result of scheduled payments and other pay downs for the six-month period ended June 30, 2013.

Total loans, net of deferred fees and the allowance for loan losses, increased over the six-month period ended June 30, 2013 by $7.4 million or 7.7% compared to December 31, 2012.  Total net loans at June 30, 2013 were $103.8 million compared to $96.4 million at December 31, 2012.  Loans secured by 1-4 family residential properties increased $2.5 million, which includes an increase of $769,000 in loans held for sale, commercial real estate loans increased $1.5 million, land loans increased $1.9 million, residential construction increased $236,000, and commercial loans not secured by real estate increased $2.5 million.  This was partially offset by decreases in multi-family loans of $607,000, consumer loans not secured by real estate of $520,000, and home equity lines of credit of $81,000.

Total deposits at June 30, 2013 were up $3.0 million or 3.1% to $97.6 million compared to $94.6 million at December 31, 2012.  The net increase included an increase in time deposits of $5.8 million partially offset by decreases in noninterest-bearing demand deposits of $1.6 million, interest-bearing demand deposits of $714,000, savings deposits of $535,000, and money market deposits of $17,000.  The increase in time deposits included an increase in brokered time deposits of $6.8 million from none at December 31, 2012.  The average maturity of the brokered deposits is approximately three years.

Total borrowings, consisting of Federal Home Loan Bank advances and securities sold under agreements to repurchase, increased to $7.9 million at June 30, 2013 from $5.6 million at December 31, 2012, an increase of $2.3 million or 41.2%.

Total Stockholders’ Equity increased by $250,000 or 1.3% to $19.7 million at June 30, 2013 compared to $19.4 million at December 31, 2012.  The increase for the six-month period primarily resulted from net income of $289,000, the release of shares for the employee stock ownership plan of $16,000,  and the vesting of unearned shares held by recognition and retention plan of $115,000.  The increases were partially offset by a decrease in additional paid in capital of $8,000 from equity compensation and share-plan vesting, the purchase of treasury stock of $31,000, and a decrease in accumulated other comprehensive income of $131,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

Our net income was $139,000 for the three months ended June 30, 2013, a $35,000 or 33.7%, increase over net income of $104,000 for the three months ended June 30, 2012.  For the six months ended June 30, 2013, our net income was $289,000, an increase of $26,000 or 9.9%, over net income of $263,000 for the six months ended June 30, 2012.  Our average interest rate spread increased by 38 basis points to 4.80% for the three months ended June 30, 2013 from 4.42% for the three months ended June 30, 2012, while our net interest margin increased 34 basis points to 4.92% in the second quarter of 2013 compared to 4.58% in the second quarter of 2012.  For the six months ended June 30, 2013, our average interest rate spread increased by 30 basis points to 4.74% from 4.44% for the six months ended June 30, 2012.  Our net interest margin increased 25 basis points to 4.86% for the six months ended June 30, 2013 compared to 4.61% for the six months ended June 30, 2012.

Our total interest income was $1.50 million for the three months ended June 30, 2013, compared to $1.31 million for the three months ended June 30, 2012, a $196,000, or 15.0%, increase.  The increase in interest income in the three-month period ended June 30, 2013 over the comparable period in 2012 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans.  The average rate earned on earning assets increased by 19 basis points to 5.42% in the quarter ended June 30, 2013 compared to 5.23% in the quarter ended June 30, 2012.

For the six months ended June 30, 2013, interest income was $2.94 million compared to $2.64 million for the six months ended June 30, 2012.  This was an increase of $302,000, or 11.5% for the year-to-date period comparison.  The increase in interest income in the six-month period ended June 30, 2013 over the comparable period in 2012 was due primarily to an increase in the average balances of our interest-earnings assets, particularly loans.  The average rate earned on earning assets increased by 8 basis points to 5.37% for the six months ended June 30, 2013 compared to 5.29% for the six months ended June 30, 2012.

Our total interest expense was $139,000 for the three months ended June 30, 2013, a decrease of $22,000, or 13.7%, compared to $161,000 of interest expense during the second quarter of 2012.  The average rate paid on our interest-bearing liabilities decreased by 19 basis points to 0.62% in the quarter ended June 30, 2013 compared to 0.81% in the quarter ended June 30, 2012.  The decrease was primarily due to a reduction in the average rate paid on savings, money market and time deposits and other borrowings.

For the six months ended June 30, 2013, our total interest expense was $279,000, a decrease of $61,000, or 17.9%, compared to $340,000 of interest expense during the six months ended June 30, 2012.  The average rate paid on our interest-bearing liabilities decreased by 22 basis points to 0.63% in the quarter ended June 30, 2013 compared to 0.85% in the quarter ended June 30, 2012.  The decrease was primarily due to a reduction in the average rate paid on savings, money market and time deposits and other borrowings.

Our provision for loan losses amounted to $36,000 for the quarter ended June 30, 2013, compared to $30,000 for the quarter ended June 30, 2012.  For the six months ended June 30, 2013, our provision for loan losses was $72,000 compared to $60,000 for the six months ended June 30, 2012.  The increases in loan loss provision for the second quarter and year to date were primarily due to loan growth and adjustments to economic and other qualitative factors.

Our loans, net of unearned income and allowance for loan losses, increased by $7.4 million during the six months ended June 30, 2013 from December 31, 2012, which included $42.4 million in loan originations, offset by sales of $11.8 million and repayments of loans of $23.1 million.  At June 30, 2013, our allowance for loan losses amounted to $450,000, or 0.43% of loans, net of unearned loan fees.  Our total non-performing loans, including loans past due 90 days or more and non-accrual loans, amounted to $72,000 at June 30, 2013, compared to $133,000 at December 31, 2012.  At June 30, 2013, our allowance for loan losses amounted to 624.5% of total non-performing loans.  There were no charge-offs of loans during the six months ended June 30, 2013, however, recoveries amounted to $4,000.

Our total non-interest income amounted to $224,000 for the quarter ended June 30, 2013 compared to $280,000 for the quarter ended June 30, 2012, a decrease of $56,000 or 20.0%.  The primary reason for the decrease during the three-month period ended June 30, 2013 was a decrease in loan servicing fees of $70,000.  This decrease was partially offset by a combined net increase in service charges, gains on sales of various assets, and other income of $14,000.

For the six months ended June 30, 2013, total non-interest income amounted to $437,000 compared to $526,000 for the six months ended June 30, 2012, a decrease of $89,000 or 16.9%.  The primary reasons for the decrease during the six-month period ended June 30, 2013 were decreases in loan servicing fees of $86,000 and an increase in the loss on sale of loans of $41,000.  This decrease was partially offset by a combined net increase in service charges, gains on sales of various assets, other than loans, and other income of $38,000.

Our total non-interest expense increased by $114,000 or 9.4% to $1.33 million for the three months ended June 30, 2013, compared to $1.22 million for the three months ended June 30, 2012.  The primary reasons for the increase in non-interest expense were increases in salaries and benefits of $16,000, occupancy and equipment of $26,000, data processing of $14,000, advertising of $16,000, legal and professional of $14,000, audit and examination fees of $15,000, office supplies of $1,000, and expenses of foreclosed assets of $19,000.  The increases were partially offset by decreases in directors’ expense of $1,000 and other operating expense of $6,000.  For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, the increase in data processing was due mostly to software maintenance expense and consulting, the increase in advertising was primarily due to additional program advertising, the increase in audit and examination fees was due primarily to additional internal auditing fees and the increase in expenses for foreclosed assets was due to ongoing expense of one foreclosed real estate property.

For the six months ended June 30, 2013, total non-interest expense increased by $231,000 or 9.8% to $2.60 million compared to $2.37 million for the six months ended June 30, 2012.  The primary reasons for the increase in non-interest expense were increases in salaries and benefits of $69,000, occupancy and equipment of $46,000, data processing of $32,000, advertising of $31,000, legal and professional of $1,000, audit and examination fees of $29,000, office supplies of $14,000, and expenses of foreclosed assets of $26,000.  The increases were partially offset by decreases in directors’ expense of $3,000, FDIC deposit insurance of $2,000, and other operating expense of $12,000.  For the comparative periods, the increase in salaries and benefits was due mainly to normal salary increases and new staff additions, the increase in occupancy and equipment expense consists mainly of depreciation on new equipment, the increase in data processing was due mostly to software maintenance expense and consulting, the increase in advertising was primarily due to additional program advertising, the increase in audit and examination fees was due primarily to additional internal auditing fees, the increase in office supplies expense was due to increased purchases of usable goods, and the increase in expenses for foreclosed assets was due to ongoing expense of one foreclosed real estate property.

At June 30, 2013 and 2012, we had 36 and 37 full-time equivalent employees, respectively.

Income tax expense for the three months ended June 30, 2013 amounted to $83,000, an increase of $7,000 compared to $76,000 for the quarter ended June 30, 2012 resulting in effective tax rates of 37.4% and 42.2%, respectively.  The increase was primarily a result of the increase in quarterly income before taxes and the reversal of excess deferred tax benefit on stock-based compensation, primarily restricted stock vesting, due to price variations between accrual and recognition of expense at the date of vesting.  For the six months ended June 30, 2013, income tax expense amounted to $138,000 compared to $133,000 for the six months ended June 30, 2012, an increase of $5,000 resulting in effective tax rates for the comparative six month periods of 32.3% and 33.6%, respectively.

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

	Three Months Ended June 30,
(Dollars in thousands)	2013			2012
	Avg.		Avg.	Avg.		Avg.
	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets:
Loans (1)	$100,180	$1,455	5.83%	$85,971	$1,276	5.97%
Debt Securities	6,142	46	3.00%	6,713	28	1.68%
Other earning assets	4,951	2	0.16%	7,865	3	0.15%

Total earning assets	111,273	1,503	5.42%	100,549	1,307	5.23%

Non-earning assets	9,894			8,731

Total Assets	$121,167			$109,280

Interest-bearing liabilities:
Interest-bearing checking	$17,581	$15	0.34%	$16,516	$11	0.27%
Savings & MMDA	27,399	31	0.45%	27,414	48	0.70%
Time deposits	40,971	88	0.86%	34,672	97	1.13%
Other borrowings	4,699	5	0.43%	1,462	5	1.38%

Total interest-bearing liabilities	90,650	139	0.62%	80,064	161	0.81%

Noninterest-bearing deposits	9,631			9,425
Other liabilities	1,084			929

Total Liabilities	101,365			90,418

Shareholders’ equity	19,802			18,862
Total Liabilities and Shareholders’ Equity	$121,167			$109,280

Net Interest Income & Spread		$1,364	4.80%		$1,146	4.42%

Net Interest Margin(2)			4.92%			4.58%

Average earning assets to interest-bearing liabilities			122.75%			125.59%

1)
Loan interest income includes fee income of $74,000 and $46,000 for the three months ended June 30, 2013 and 2012, respectively. Average quarterly balance of loans includes average net deferred loan fees of $77,000 and $56,000 for June 30, 2013 and 2012, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

	Six Months Ended June 30,
(dollars in thousands)	2013			2012
	Avg. Balance	Interest	Avg. Yield	Avg. Balance	Interest	Avg. Yield
Earning assets:
Loans (1)	$98,802	$2,842	5.80%	$86,303	$2,575	6.00%
Debt Securities	6,204	93	3.02%	6,837	57	1.68%
Other earning assets	5,268	4	0.15%	7,126	5	0.14%
Total earning assets	110,274	2,939	5.37%	100,266	2,637	5.29%
Non-earning assets	9,542			8,726
Total Assets	$119,816			$108,992

Interest-bearing liabilities:
Interest-bearing checking	$17,584	$26	0.30%	$15,981	$23	0.29%
Savings & MMDA	27,433	69	0.51%	27,072	110	0.82%
Time deposits	38,777	172	0.89%	34,341	195	1.14%
Other borrowings	5,585	12	0.43%	2,867	12	0.84%
Total interest-bearing liabilities	89,379	279	0.63%	80,261	340	0.85%
Noninterest-bearing deposits	9,655			8,980
Other liabilities	1,069			960
Total Liabilities	100,103			90,201
Shareholders’ equity	19,713			18,791
Total Liabilities and
Shareholders’ Equity	$119,816			$108,992

Net Interest Income & Spread		$2,660	4.74%		$2,297	4.44%
Net Interest Margin(2)			4.86%			4.61%
Average earning assets to interest-bearing liabilities			123.38%			124.92%

1)
Loan interest income includes fee income of $102,000 and $103,000 for the six months ended June 30, 2013 and 2012, respectively. Average year-to-date balance of loans includes average deferred loan fees of $73,000 and $63,000 for June 30, 2013 and 2012, respectively. The average balance of nonaccrual loans has been included in net loans.

2)	Net interest margin is computed by dividing net interest income by the total average earning assets.

Asset Quality

“Classified loans” are the loans and other credit facilities that we consider to be of the greatest risk to us and, therefore, they receive the highest level of attention by our account officers and senior credit management.  Classified loans include both performing and nonperforming loans. During the second quarter of 2013, the Company continued to closely monitor all of its more significant loans, including all loans previously classified.

At June 30, 2013, the Company had $410,000 in classified loans compared to $537,000 at December 31, 2012.  Of these loans, at June 30, 2013, $350,000 was accruing loans and $60,000 was non-accruing loans.  Total loans included in classified loans at June 30, 2013 that were evaluated for impairment was $60,000 compared to $128,000 evaluated for impairment and included in classified loans at December 31, 2012.  A loan “impairment” is a designation required under generally accepted accounting principles when it is considered probable that we may be unable to collect all amounts due according to the contractual terms of our loan agreement.  Non-performing loans include loans past due 90 days or more that are still accruing interest and nonaccrual loans.  At June 30, 2013, we had $72,000 in non-performing loans.  This compares to $133,000 in non-performing loans at December 31, 2012.  Non-performing loans as a percentage of total loans at June 30, 2013 were 0.07% as compared to 0.14% at December 31, 2012.

During the first quarter ended March 31, 2013, the Company foreclosed on a delinquent loan secured by residential 1-4 family real estate that had previously been included in non-accrual loans with an outstanding balance of $62,000.  Foreclosed assets are recorded at the lesser of the outstanding loan balance or cost at the time of foreclosure or fair value less estimated selling expenses.  Total foreclosed assets at June 30, 2013 were $62,000.  There were no foreclosed assets at December 31, 2012.  Total non-performing assets, including non-performing loans and foreclosed assets, as a percentage of total assets were 0.11% at June 30, 2013 and December 31, 2012.

The Company recovered $3,000 of loan balances previously charged off in prior years and had no charge offs of loan balances during the quarter ended June 30, 2013.  This compares $1,000 of recoveries and no charge offs during the quarter ended June 30, 2012.  For the six months ended June 30, 2013, recoveries totaled $4,000 compared to $13,000 in recoveries for the six months ended June 30, 2012.  There were no charge offs in the comparative periods in 2013 and 2012.

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

During the quarter ended June 30, 2013, we made a provision of $36,000 compared to a provision of $30,000 for the quarter ended June 30, 2012.  For the six months ended June 30, 2013, total provisions were $72,000 compared to $60,000 for the six months ended June 30, 2012.  At June 30, 2013, the Company had $72,000 of non-performing loans compared to $294,000 at June 30, 2012.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, loan payments, and to a lesser extent, funds provided from operations.  While scheduled payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts, if greater liquidity needs are expected in the near term, and medium- to longer-term investments if liquidity is expected to be in excess of needs for an extended period of time.  Excess liquidity assists in providing availability of funds to meet lending requirements and additional demand from deposit accounts as the need arises.  The Company’s cash and cash equivalents amounted to $7.6 million at June 30, 2013.

A portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are payments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  During the first six months of 2013, the Company sold brokered deposits as an additional source of funding.  This funding source presented the Company with the benefits of lower cost fixed-rate funding for a longer term with an average maturity of approximately three years.  At June 30, 2013, the Company had short-term and long-term advances from the Federal Home Loan Bank of Dallas in the amounts of $6.5 million and $321,000, respectively with a total borrowing capacity of $42.4 million.  In addition, the Company had outstanding brokered deposits of $6.8 million.  Bank of Ruston was also a party to a Master Purchase Agreement with First National Bankers Bank whereby Bank of Ruston may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $5.4 million. There were no amounts purchased under this agreement as of June 30, 2013.

At June 30, 2013, the Company had outstanding loan commitments of $3.0 million to originate loans and $9.6 million of unfunded commitments under lines of credit.  At June 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $28.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

The Bank is required to maintain regulatory capital sufficient to meet tier-1 leverage, tier-1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2013, the Bank exceeded each of its capital requirements with ratios of 13.19%, 16.36% and 16.49%, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities.

The following presents the Company’s purchase activity during the three-month period ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2013	-	$-	-	1,220
May 1-31, 2013	2,351	$13.50	-	1,220
June 1-30, 2013	-	$-	-	1,220
Total	2,351	$13.50	-	1,220

Notes to this table:

(1)	The 2,351 shares were repurchased by the Company to meet the tax obligations of participants in the 2011 Recognition and Retention Plan.
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

CENTURY NEXT FINANCIAL CORPORATION

Date: August 9, 2013	By:	/s/ William D. Hogan
William D. Hogan
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Mark A. Taylor
Mark A. Taylor, CPA
Senior Vice President and Chief Financial Officer

